Form 10-K/A
period 2020-12-31
ScION Tech Growth I
filed 2021-05-17
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2021, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to ScION Tech Growth I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of ScION Tech Growth I, for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 21, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of December 21, 2020 which was related to its initial public offering included in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2020 and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from October 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company will file an amendment to the Annual Report, which will include the restated audited financial statements for the Affected Periods.

The Company has not amended such previously filed Current Report on Form 8-K. The financial information that has been previously filed or otherwise reported for such period is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Historically, our outstanding warrants to purchase ordinary shares (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on December 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting treatment for the Warrants as disclosed in the Original Filing and Item 9A, Controls and Procedures.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for the Affected Periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

ii

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

iii

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Staff Statement. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 19,166,667 public warrants and 9,000,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

We can give no assurance that the measures we have taken or that our plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting depending on our reporting status. We will be required to disclose changes made in our internal control and procedures on a quarterly basis.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Periods, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

In this Annual Report Form 10-K for the year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase ordinary shares issued in connection with our initial public offering on December 21, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 21, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of December 21, 2020 which was related to its initial public offering included in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2020 and (ii) the Company’s previously issued audited financial statements for the Affected Periods included in the Company’s Annual Report should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company will file an amendment to the Annual Report, which will include the restated audited financial statements for the Affected Periods.

The Company has not amended such previously filed Current Report on Form 8-K. The financial information that has been previously filed or otherwise reported for such period is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Historically, our outstanding Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on December 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from October 7, 2020 (inception) through December 31, 2020, we had a net loss of $4,516,882, which consisted of formation and operating costs of $35,790, warrant issuance costs of $816,060, and unrealized loss on change in fair value of warrants of $3,675,000, which was offset by interest income of $9,968.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Item 8. Financial Statements and Supplementary Data.

ScION Tech Growth I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ScION Tech Growth I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ScION Tech Growth I (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from October 7, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

Melville, NY
March 31, 2021 except for the effects of the restatement discussed in Note 2, as to which the day is May 17, 2021

ScION Tech Growth I

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Current asset - Cash	$1,425,919
Prepaid assets	936,986
Total current assets	2,362,905
Cash and securities held in Trust Account	575,009,968
Total Assets	$577,372,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$956,417
Due to related party	5,162
Total current liabilities	961,579
Warrant liability	30,461,667
Deferred underwriting discount	20,125,000
Total liabilities	51,548,246

Commitments
Class A ordinary shares subject to possible redemption, 52,082,462 shares at redemption value	520,824,620

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,417,538 shares issued and outstanding (excluding 52,082,462 shares subject to possible redemption)	542
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	9,514,909
Accumulated deficit	(4,516,882)
Total shareholders’ equity	5,000,007

Total Liabilities and Shareholders’ Equity	$577,372,873

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$35,790
Loss from operations	(35,790)

Other income (expense)
Warrant issuance costs	(816,060)
Unrealized loss on change in fair value of warrants	(3,675,000)
Interest Income	9,968
Total other expense	(4,481,092)

Net loss	$(4,516,882)

Weighted average shares outstanding, basic and diluted (1)	14,968,950
Basic and diluted net loss per share (2)	$(0.30)

(1)	Excludes 52,082,462 shares subject to possible redemption.

(2)	Excludes interest income attributable to shares subject to possible redemption of $9,029.

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of October 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Sale of 57,500,000 Units on December 21, 2020 through IPO	57,500,000	5,750	—	—	574,994,250	—	575,000,000
Sale of 9,000,000 Private Placement Warrants to Sponsor on December 21, 2020 in private placement	—	—	—	—	13,500,000	—	13,500,000
Underwriting fee	—	—	—	—	(11,500,000)	—	(11,500,000)
Deferred underwriting fee	—	—	—	—	(20,125,000)	—	(20,125,000)
Offering costs charged to the shareholders’ equity	—	—	—	—	(587,884)	—	(587,884)
Initial classification of warrant liability	—	—	—	—	(26,786,667)	—	(26,786,667)
Reclassification of offering costs related to warrants	—	—	—	—	816,060	—	816,060
Change in Class A ordinary shares subject to possible redemption	(52,082,462)	(5,208)	—	—	(520,819,412)	—	(520,824,620)
Net loss	—	—	—	—	—	(4,516,882)	(4,516,882)
Balance as of December 31, 2020	5,417,538	542	14,375,000	$1,438	$9,514,909	$(4,516,882)	$5,000,007

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,516,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(9,968)
Warrant issuance costs	816,060
Unrealized loss on change in fair value of warrants	3,675,000
Changes in current assets and current liabilities:
Prepaid assets	(936,986)
Due to related party	5,162
Accounts payable	956,417
Net cash used in operating activities	(11,197)

Cash Flows from Investing Activities:
Investment held in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	563,500,000
Proceeds from private placement	13,500,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	222,583
Repayment of promissory note to related party	(222,583)
Payments of offering costs	(587,884)
Net cash provided by financing activities	576,437,116

Net Change in Cash	1,425,919
Cash - Beginning	-
Cash - Ending	$1,425,919

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$524,514,210
Change in value of Class A ordinary shares subject to possible redemption	$(3,689,590)
Deferred underwriting commissions charged to additional paid-in capital	$20,125,000
Initial classification of warrant liability	$26,786,667

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on December 16, 2020 (the “Effective Date”). On December 21, 2020, the Company consummated the IPO of 57,500,000 units, including the issuance of 7,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $13,500,000, which is discussed in Note 5.

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

The shares of ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on December 22, 2020.

The Company anticipates that the $1,425,919 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in December 2020, the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the SEC Statement was issued. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of December 16, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its Warrant Agreement and the Company’s application of ASC 815-40 to the warrant agreement. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 19,166,667 Public Warrants, (ii) the 9,000,000 Private Placement Warrants, and (iii) the 6,666,667 Forward Purchase Warrants (See Note 4, Note 5 and Note 8). The Company previously accounted for all Warrants as components of equity. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of December 21, 2020 which was related to its initial public offering, and (ii) the Company’s previously issued audited financial statements for the Affected Periods included in the Company’s Annual Report should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company will file an amendment to the Annual Report, which will include the restated audited financial statements for the Affected Periods.

The Company has not amended its previously filed Current Report on Form 8-K for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In further consideration of the guidance in ASC 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements for the Affected Periods, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at December 21, 2020
Warrant Liability	$-	$26,786,667	$26,786,667
Class A ordinary shares subject to possible redemption	551,300,880	(26,786,670)	524,514,210
Class A ordinary shares	237	268	505
Additional paid-in capital	5,009,562	815,795	5,825,357
Accumulated deficit	$(11,233)	$(816,060)	$(827,293)

Balance Sheet at December 31, 2020
Warrant Liability	$-	$30,461,667	$30,461,667
Class A ordinary shares subject to possible redemption,	551,286,290	(30,461,670)	520,824,620
Class A ordinary shares	237	305	542
Additional paid-in capital	5,024,151	4,490,758	9,514,909
Accumulated deficit	$(25,822)	$(4,491,060)	$(4,516,882)

Statement of Operations for the period from October 7, 2020 (inception) through December 31, 2020
Unrealized loss on change in fair value of warrants	$-	$(3,675,000)	$(3,675,000)
Warrant issuance costs	-	(816,060)	(816,060)
Net loss	$(25,822)	$(4,491,060)	$(4,516,882)
Weighted average shares outstanding, basic and diluted	14,653,813	315,137	14,968,950
Basic and diluted net loss per share	$(0.00)	$(0.30)	$(0.30)

Statement of Cash Flows for the period from October 7, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(25,822)	$(4,491,060)	$(4,516,882)
Unrealized loss on change in fair value of warrants	-	3,675,000	3,675,000
Warrant issuance costs	$-	$816,060	$816,060

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants issued in connection with the initial public offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $3,675,000 presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

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

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 52,082,462 Class A ordinary shares subject to possible redemption at December 31, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 28,166,667 shares of the Company’s Class A ordinary share in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common share:

For the period from October 7, 2020 (Inception) to December 31, 2020
Net loss	$(4,516,882)
Less: income attributable to ordinary shares subject to possible redemption	(9,029)
Adjusted net loss	$(4,525,911)

Weighted average shares outstanding, basic and diluted	14,968,950

Basic and diluted net loss per ordinary share	$(0.30)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity.

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

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 57,500,000 Units, including 7,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Warrants

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Forward Purchase Agreement

On December 16, 2020, the Company entered into a forward purchase agreement pursuant to which an affiliate of the Sponsor committed that it will purchase from the Company 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant (the “Forward Purchase Warrants”) to purchase one Class A ordinary share, or a forward purchase warrant, for $10.00 per unit, or an aggregate amount of $100,000,000, or at the purchaser’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by the purchaser or its permitted assignees and transferees.

Note 7 — Recurring Fair Value Measurements

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

Warrant Liability

At December 31, 2020, the Company’s warrants liability were valued at $30,461,667. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	7,920,000	-	-	$7,920,000
Public Warrants	16,675,000	-	-	$16,675,000
Forward Purchase Warrants	5,866,667	-	-	$5,866,667
Warrant Liability	$30,461,667	$-	$-	$30,461,667

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The mid-point of the Forward Purchase Agreement ($200 million) has been used as an estimate for the purpose of deriving the associated warrant liability.

Initial Measurement

The Company established the initial fair value for the Warrants on December 16, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants, and the Black-Sholes Model for Private Placement Warrants and Forward Purchase Warrants based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

Input	December 16, 2020 (Initial Measurement)
Risk-free interest rate	0.47%
Expected term (years)	5.75
Expected volatility	15.0%
Exercise price	$11.50

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2020, the Public Warrants were fair valued using the Monte Carlo Simulation Method, and the Private Placement Warrants and Forward Purchase Warrants were valued using the Black-Scholes Method. The fair value classification for the Public Warrants, Private Placement Warrants, and Forward Purchase Warrants remain unchanged as Level 3 from their initial valuation.

The key inputs into the Monte Carlo simulation and Black Scholes model were as follows:

Input	December 31, 2020 (Initial Measurement)
Risk-free interest rate	0.46%
Expected term (years)	5.71
Expected volatility	15.0%
Exercise price	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Public Warrants	Forward Purchase Warrants
Fair value as of December 31, 2019	-	-	-
Initial measurement on December 16, 2020	$7,020,000	$14,566,667	$5,200,000
Change in valuation inputs or other assumptions(1)	$900,000	$2,108,333	$666,667
Fair value as of December 31, 2020	$7,920,000	$16,675,000	$5,866,667

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Note 8 — Commitments

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

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 5,417,538 Class A ordinary shares issued and outstanding, excluding 52,082,462 Class A ordinary shares subject to possible redemption.

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

Note 10 — Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

The beneficial ownership of our ordinary shares is based on 19,792,538 shares of ordinary shares issued and outstanding as of December 31, 2021, consisting of 5,417,538 Class A ordinary shares issued and outstanding, excluding 52,082,462 Class A ordinary shares subject to possible redemption and 14,375,000 Class B ordinary shares issued and outstanding.

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

Date: May 17, 2021	SCION TECH GROWTH I

	By:	/s/ Mathew J. Cestar
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

/s/ Mathew J. Cestar	Chief Executive Officer and Director	May 17, 2021
Mathew J. Cestar	(Principal Executive Officer)

/s/ Alex Triplett	Chief Financial Officer and Director	May 17, 2021
Alex Triplett	(Principal Financial and Accounting Officer)

/s/ Andrea Pignataro	Executive Chairman and Director	May 17, 2021
Andrea Pignataro

/s/ Sheila Hooda	Director	May 17, 2021
Sheila Hooda

/s/ John Woyton	Director	May 17, 2021
John Woyton

/s/ Kenneth Schiciano	Director	May 17, 2021
Kenneth Schiciano