Form 10-Q
period 2021-03-31
ScION Tech Growth I
filed 2021-05-17
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39808

SCION TECH GROWTH I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Queen St Place, 2nd Floor
London, United Kingdom, EC4R 1BE

(Address of Principal Executive Offices, including zip code)

+44 20 73 98 0200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 17, 2021, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$390,522	$1,425,919
Prepaid assets	879,113	936,986
Total current assets	1,269,635	2,362,905
Cash and securities held in Trust Account	575,089,856	575,009,968
Total Assets	$576,359,491	$577,372,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$-	$956,417
Due to related party	35,162	5,162
Total current liabilities	35,162	961,579
Warrant liability	32,046,667	30,461,667
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	52,206,829	51,548,246

Commitments
Class A ordinary shares subject to possible redemption, 51,915,266 shares and 52,082,462 shares at redemption value, respectively	519,152,660	520,824,620

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,584,734 shares and 5,417,538 shares issued and outstanding, respectively (excluding 51,915,266 shares and 52,082,462 shares subject to possible redemption)	558	542
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid-in capital	11,186,853	9,514,909
Accumulated deficit	(6,188,847)	(4,516,882)
Total shareholders’ equity	5,000,002	5,000,007

Total Liabilities and Shareholders’ Equity	$576,359,491	$577,372,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$166,873
Loss from operations	(166,873)

Other income (expense)
Bank interest income	20
Unrealized loss on change in fair value of warrants	(1,585,000)
Trust interest income	79,888
Total other expense	(1,505,092)

Net loss	$(1,671,965)

Weighted average shares outstanding, basic and diluted (1)	19,792,538
Basic and diluted net loss per share (2)	$(0.09)

(1)	Excludes 51,915,266 shares subject to possible redemption. (See Note 8)

(2)	Excludes interest income attributable to shares subject to possible redemption of $72,131.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,417,538	542	14,375,000	1,438	9,514,909	(4,516,882)	5,000,007
Net Loss	-	-	-	-	-	(1,671,965)	(1,671,965)
Change in Class A ordinary shares subject to possible redemption	167,196	16	-	-	1,671,944	-	1,671,960
Balance as of March 31, 2021	5,584,734	558	14,375,000	1,438	11,186,853	(6,188,847)	5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

Cash flows from Operating Activities:
Net loss	$(1,671,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(79,888)
Unrealized loss on change in fair value of warrants	1,585,000
Changes in current assets and current liabilities:
Prepaid assets	57,873
Due to related party	30,000
Accounts payable	(956,417)
Net cash used in operating activities	(1,035,397)

Net Change in Cash	(1,035,397)
Cash - Beginning	1,425,919
Cash - Ending	$390,522

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,671,960)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

ScION Tech Growth I (the “Company”) was incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is ScION 1 Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

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

Offering costs amounted to $32,212,884 consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting discount, and $587,884 of other offering costs.

Trust Account

Following the closing of the IPO on December 21, 2020, $575,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which can only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from December 21, 2020 (the “Combination Period”), the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without the Company’s prior consent, which the Company refers to as the “Excess Shares.” However, the Company would not restrict their shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.4 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 5). The promissory note from the Sponsor was paid in full on December 22, 2020. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A and the final prospectus filed by the Company with the SEC on May 17, 2021 and December 29, 2020, respectively.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that  have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 1 and level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 51,915,266 Class A ordinary shares subject to possible redemption at March 31, 2021 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 28,166,667 shares of the Company’s Class A ordinary share in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common share:

For the Three Months Ended March 31, 2021
Net loss	$(1,671,965)
Less: income attributable to ordinary shares subject to possible redemption	(72,131)
Adjusted net loss	$(1,744,096)

Weighted average shares outstanding, basic and diluted	19,792,538

Basic and diluted net loss per ordinary share	$(0.09)

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Due to Related Parties

The balance of $35,162 and $5,162, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of March 31, 2021 and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021 and the period from December 16, 2020 to December 31, 2020, the Company incurred $30,000 and $5,162, respectively, of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of March 31, 2021 and December 31, 2020, investment in the Company’s Trust Account consisted of $827 and $632, respectively, in U.S. Money Market and $575,089,029 and $575,009,336, respectively, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$827	$-	$-	$827
U.S. Treasury Securities	575,089,029	-	(56,793)	575,032,236
	$575,089,856	$-	$(56,793)	$575,033,063

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$632	$-	$-	$632
U.S. Treasury Securities	575,009,336	6,895	-	575,016,231
	$575,009,968	$6,895	$-	$575,016,863

Warrant Liability

At March 31, 2021 and December 31, 2020, the Company’s warrants liability were valued at $32,046,667 and $30,461,667, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$827	$827	$-	$-
U.S. Treasury Securities held in Trust Account	575,089,029	575,089,029	-	-
	$575,089,856	$575,089,856	$-	$-
Liabilities:
Private Placement Warrants	8,280,000	-	-	$8,280,000
Public Warrants	17,633,334	$17,633,334	-	-
Forward Purchase Warrants	6,133,334	-	-	$6,133,334
Warrant Liability	$32,046,667	$17,633,334	$-	$14,413,334

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	7,920,000	-	-	$7,920,000
Public Warrants	16,675,000	-	-	$16,675,000
Forward Purchase Warrants	5,866,667	-	-	$5,866,667
Warrant Liability	$30,461,667	$-	$-	$30,461,667

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

Subsequent Measurement

As at March 31, the Warrants are measured at the Observable Quoted Price in Active Markets for public warrants. The Private Placement Warrants and FPA Warrants were measured at the greater of Black-Scholes Model and the Observable Quoted Price in Active Markets for public warrants.

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

Note 8 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,584,734 and 5,417,538 Class A ordinary shares issued and outstanding, excluding 51,915,266 and 52,082,462 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At March 31, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus our search on global technology, software and FinTech opportunities businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering, the private placement of the private placement warrants and the forward purchase securities, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including the forward purchase securities:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net loss of $1,671,965, which consisted of $166,873 in general and administrative expenses and $1,585,000 in unrealized loss on change in fair value of warrants, offset by $79,888 other income earned from investments held in the Trust Account and $20 from bank interest.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $0.4 million in our operating bank account, and working capital of approximately $1.2 million.

Prior to the completion of the IPO, our liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $222,583. The promissory note from the Sponsor was paid in full on December 22, 2020. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 51,915,266 Class A ordinary shares subject to possible redemption at March 31, 2021 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 28,166,667 shares of the Company’s Class A ordinary share in the calculation of diluted loss per share, since they are not yet exercisable.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting our disclosure controls and procedures were not effective as of March 31 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 17, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

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

Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCION TECH GROWTH I

Date: May 17, 2021	/s/ Alex Triplett
	Name:	Alex Triplett
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)