Form 10-Q
period 2021-06-30
ScION Tech Growth I
filed 2021-08-16
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$371,147	$1,425,919
Prepaid assets	514,500	554,000
Total current assets	885,647	1,979,919
Prepaid assets, non-current	226,438	382,986
Cash and securities held in Trust Account	575,119,831	575,009,968

Total Assets	$576,231,916	$577,372,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$74,464	$956,417
Due to related party	65,161	5,162
Total current liabilities	139,625	961,579
Warrant liability	36,575,000	30,461,667
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	56,839,625	51,548,246

Commitments
Class A ordinary shares subject to possible redemption, 51,439,229 shares and 52,082,462 shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	514,392,290	520,824,620

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,060,771 shares and 5,417,538 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively (excluding 51,439,229 shares and 52,082,462 shares subject to possible redemption)	606	542
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid-in capital	15,947,175	9,514,909
Accumulated deficit	(10,949,218)	(4,516,882)
Total shareholders’ equity	5,000,001	5,000,007

Total Liabilities and Shareholders’ Equity	$576,231,916	$577,372,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$262,023	$428,896
Loss from operations	(262,023)	(428,896)

Other income (expense):
Bank interest income	10	30
Unrealized loss on change in fair value of warrants	(4,528,333)	(6,113,333)
Trust interest income	29,975	109,863
Total other expense	(4,498,348)	(6,003,440)

Net loss	(4,760,371)	(6,432,336)

Weighted average shares outstanding, basic and diluted (1)	19,959,734	19,876,598
Basic and diluted net loss per share (2)	$(0.24)	$(0.33)

(1)	Excludes 51,439,229 shares subject to possible redemption. (See Note 8)
(2)	Excludes interest income attributable to shares subject to possible redemption of $26,816 and $98,283 for the three and six months ended June 30, 2021 respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,417,538	542	14,375,000	1,438	9,514,909	(4,516,882)	5,000,007
Net Loss	-	-	-	-	-	(1,671,965)	(1,671,965)
Change in Class A ordinary shares subject to possible redemption	167,196	16	-	-	1,671,944	-	1,671,960
Balance as of March 31, 2021	5,584,734	558	14,375,000	1,438	11,186,853	(6,188,847)	5,000,002
Net Loss	-	-	-	-	-	(4,760,371)	(4,760,371)
Change in Class A ordinary shares subject to possible redemption	476,037	48	-	-	4,760,322	-	4,760,370
Balance as of June 30, 2021	6,060,771	606	14,375,000	1,438	15,947,175	(10,949,218)	5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net loss	$(6,432,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(109,863)
Unrealized loss on change in fair value of warrants	6,113,333
Changes in current assets and current liabilities:
Prepaid assets	196,048
Due to related party	59,999
Accounts payable	(881,953)
Net cash used in operating activities	(1,054,772)

Net Change in Cash	(1,054,772)
Cash - Beginning	1,425,919
Cash - Ending	$371,147

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(6,432,330)

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.4 million in its operating bank account and working capital of approximately $0.7 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s Balance Sheet.

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 51,439,229 Class A ordinary shares subject to possible redemption at June 30, 2021 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 28,166,667 shares of the Company’s Class A ordinary share in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net Loss	$(4,760,371)	$(6,432,336)
Less: Loss attributable to shares subject to possible redemption	(26,816)	(98,283)

Adjusted net income	$(4,787,187)	$(6,530,619)

Weighted average shares outstanding, basic and diluted	19,959,734	19,876,598
Basic and diluted net income per common share	$(0.24)	$(0.33)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 57,500,000 Units, including 7,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share, subject to adjustment, for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant; upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined below) of Class A ordinary shares except as otherwise described below; and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share, subject to adjustment, for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, subject to adjustment, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding warrants sold as part of the units in our initial public offering (whether they are were purchased in our initial public offering or thereafter in the open market) (the “Public Warrants”), as described above.

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

Due to Related Parties

The balance of $65,161 and $5,162, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of June 30, 2021 and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the six months and three months ended June 30, 2021, the Company incurred $60,000 and $30,000, respectively, of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreement

On December 16, 2020, the Company entered into a forward purchase agreement pursuant to which an affiliate of the Sponsor committed that it will purchase from the Company 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant (the “Forward Purchase Warrant”) to purchase one Class A ordinary share, or a Forward Purchase Warrant, for $10.00 per unit, or an aggregate amount of $100,000,000, or at the purchaser’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by the purchaser or its permitted assignees and transferees.

Note 6 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of June 30, 2021 and December 31, 2020, investment in the Company’s Trust Account consisted of $1,200 and $632, respectively, in U.S. Money Market and $575,118,631 and $575,009,336, respectively, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$1,200	$-	$-	$1,200
U.S. Treasury Securities	575,118,631	-	(9,133)	575,109,498
	$575,119,831	$-	$(9,133)	$575,110,698

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$632	$-	$-	$632
U.S. Treasury Securities	575,009,336	6,895	-	575,016,231
	$575,009,968	$6,895	$-	$575,016,863

Warrant Liability

At June 30, 2021 and December 31, 2020, the Company’s warrants liability were valued at $ 36,575,000 and $30,461,667, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$1,200	$1,200	$-	$-
U.S. Treasury Securities held in Trust Account	575,118,631	575,118,631	-	-
	$575,119,831	$575,119,831	$-	$-
Liabilities:
Private Placement Warrants	9,450,000	-	-	$9,450,000
Public Warrants	20,125,000	$20,125,000	-	-
Forward Purchase Warrants	7,000,000	-	-	$7,000,000
Warrant Liability	$36,575,000	$20,125,000	$-	$16,450,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	7,920,000	-	-	$7,920,000
Public Warrants	16,675,000	-	-	$16,675,000
Forward Purchase Warrants	5,866,667	-	-	$5,866,667
Warrant Liability	$30,461,667	$-	$-	$30,461,667

Warrants

The Warrants (Public, Private and FPA) are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The mid-point of the Forward Purchase Agreement ($200 million) has been used as an estimate for the purpose of deriving the associated warrant liability; this estimate is reassessed at each reporting period.

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

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows:

Input	December 16, 2020 (Initial Measurement)
Risk-free interest rate	0.47%
Expected term (years)	5.75
Expected volatility	15.0%
Exercise price	$11.50

Input	December 31, 2020
Risk-free interest rate	0.46%
Expected term (years)	5.71
Expected volatility	15.0%
Exercise price	$11.50

Input	June 30, 2021
Risk-free interest rate	0.70%
Expected term (years)	5.59
Expected volatility	15.0%
Exercise price	$11.50

Subsequent Measurement

As at June 30, 2021, the Public Warrants are measured at the observable quoted price in active markets for Public Warrants. The Private Placement Warrants and Forward Purchase Warrants were measured at the greater of Black-Scholes Model and the Observable Quoted Price in active markets for Public Warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$30,461,667
Issuance of Derivative Warrants - Level 3	—
Transfer of Public Warrants to Level 1	17,633,334
Change in fair value of derivative warrant liabilities - Level 3	$1,585,001
Derivative warrant liabilities at March 31, 2021 - Level 3	$14,413,334
Change in fair value of derivative warrant liabilities - Level 3	2,036,666
Derivative warrant liabilities at June 30, 2021 - Level 3	$16,450,000

Note 7 — Commitments

Registration Rights

The holders of the founder shares, Private Placement Warrants, the forward purchase warrants which will be issued in a private placement concurrently with the closing of the initial Business Combination and the Class A ordinary shares underlying such Private Placement Warrants and forward purchase securities, and Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on December 16, 2020. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 6,060,771 and 5,417,538 Class A ordinary shares issued and outstanding, excluding 51,439,229 and 52,082,462 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $4,760,371, which consisted of $262,023 in general and administrative expenses and $4,528,333 in unrealized loss on change in fair value of warrants, offset by $29,975 other income earned from investments held in the Trust Account and $10 from bank interest.

For the six months ended June 30, 2021, we had net loss of $6,432,336, which consisted of $428,896 in general and administrative expenses and $ 6,113,333 in unrealized loss on change in fair value of warrants, offset by $ 109,863 other income earned from investments held in the Trust Account and $30 from bank interest.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.4 million in our operating bank account, and working capital of approximately $0.7 million.

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

Net Loss Per Ordinary Share

The Company’s statements of operations include a presentation of loss per share for ordinary share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 51,439,229 Class A ordinary shares subject to possible redemption at June 30, 2021 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 28,166,667 shares of the Company’s Class A ordinary share in the calculation of diluted loss per share, since they are not yet exercisable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures were not effective as of June 30, 2021 due solely to the material weakness in our internal control over financial reporting relating to our reclassification of our warrants as components of equity instead of derivative liabilities. This material weakness was identified and discussed in our Form 10-K/A for the year ended December 31, 2020.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCION TECH GROWTH I

Date: August 16, 2021	/s/ Alex Triplett
	Name:	Alex Triplett
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)