Form 10-Q
period 2021-09-30
ScION Tech Growth I
filed 2021-11-15
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(as restated) (1)
Assets
Current asset – Cash	$297,788	$1,425,919
Prepaid assets	494,533	554,000
Total current assets	792,321	1,979,919
Prepaid assets, non-current	106,712	382,986
Cash and securities held in Trust Account	575,168,945	575,009,968

Total Assets	$576,067,978	$577,372,873

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$26,255	$956,417
Due to related party	95,162	5,162
Total current liabilities	121,417	961,579
Warrant liability	26,821,667	30,461,667
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	47,068,084	51,548,246

Commitments
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value	575,168,945	575,009,968

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 57,500,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(46,170,489)	(49,186,779)
Total shareholders’ deficit	(46,169,051)	(49,185,341)

Total Liabilities and Shareholders’ Deficit	$576,067,978	$577,372,873

(1)	As restated for Class A ordinary shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$194,853	$623,749
Loss from operations	(194,853)	(623,749)

Other income:
Bank interest income	9	39
Unrealized gain on change in fair value of warrants	9,753,333	3,640,000
Trust interest income	49,114	158,977
Total other income	9,802,456	3,799,016

Net income	9,607,603	3,175,267

Weighted average shares outstanding of Class A common stock	57,500,000	57,500,000
Basic and diluted net income per share, Class A common stock	$0.13	$0.04

Weighted average shares outstanding of Class B common stock	14,375,000	14,375,000
Basic and diluted net income per share, Class B common stock	$0.13	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020, as restated	-	$-	14,375,000	$1,438	$-	$(49,186,779)	$(49,185,341)
Net loss			-	-	-	(1,671,965)	(1,671,965)
Remeasurement in Class A ordinary shares subject to possible redemption	-	-	-	-	-	(79,888)	(79,888)
Balance as of March 31, 2021, as restated (1)	-	$-	14,375,000	$1,438	$-	$(50,938,632)	$(50,937,194)
Net loss						(4,760,371)	(4,760,371)
Remeasurement in Class A ordinary shares subject to possible redemption	-	-	-	-	-	(29,275)	(29,275)
Balance as of June 30, 2021, as restated (1)	-	$-	14,375,000	$1,438	$-	$(55,728,978)	$(55,727,540)
Net income	-	-	-	-	-	9,607,603	9,607,603
Remeasurement in Class A ordinary shares subject to possible redemption	-	-				(49,114)	(49,114)
Balance as of September 30, 2021	-	$-	14,375,000	$1,438	$-	$(46,170,489)	$(46,169,051)

(1)	As restated for Class A ordinary shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

Cash flows from Operating Activities:
Net income	$3,175,267
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(158,977)
Unrealized gain on change in fair value of warrants	(3,640,000)
Changes in current assets and current liabilities:
Prepaid assets	335,741
Due to related party	90,000
Accounts payable	(930,162)
Net cash used in operating activities	(1,128,131)

Net change in cash	(1,128,131)
Cash – beginning of the period	1,425,919
Cash – end of the period	$297,788

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement in Class A ordinary shares subject to possible redemption	$158,977

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will not redeem the Public Shares in an amount that would cause the Company to have less than $5,000,001 of net tangible assets.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.3 million in its operating bank account and working capital of approximately $0.7 million.

Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), and the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 6). The promissory note from the Sponsor was paid in full on December 22, 2020. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined that the Public Shares subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company’s amended and restated memorandum and articles of association that the Company’s redemption of Public Shares cannot result in the Company’s net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being classified outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares. See Note 3, “Ordinary Shares Subject to Possible Redemption.”

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to the Public Shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at December 21, 2020
Class A ordinary shares subject to possible redemption	$524,514,210	$50,485,790	$575,000,000
Class A ordinary shares	505	(505)	-
Additional paid-in capital	5,825,357	(5,825,357)	-
Accumulated deficit	$(827,293)	$(44,659,928)	$(45,487,221)

Balance Sheet at December 31, 2020
Class A ordinary shares subject to possible redemption	$520,824,620	$54,185,348	$575,009,968
Class A ordinary shares	542	(542)	-
Additional paid-in capital	9,514,909	(9,514,909)	-
Accumulated deficit	$(4,516,882)	$(44,669,897)	$(49,186,779)

Statement of Operations for the period from October 7, 2020 (inception) through December 31, 2020
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	-	6,764,706	6,764,706
Basic and diluted net loss per share	$-	$(0.23)	$(0.23)
Basic and diluted weighted average shares outstanding, ordinary shares	14,968,950	(2,248,362)	12,720,588
Basic and diluted net loss per share	$(0.30)	$0.07	$(0.23)

Statement of Shareholders’ Equity for the period from October 7, 2020 (inception) through December 31, 2020
Remeasurement in Class A ordinary shares to redemption value	$(520,824,620)	$474,851,161	$(45,973,459)

Statement of Cash Flows for the period from October 7, 2020 (inception) through December 31, 2020
Initial value of Class A ordinary shares subject to possible redemption	$524,514,210	$4,522,299	$529,036,509
Remeasurement in Class A ordinary shares to redemption value	$(3,689,590)	$49,663,049	$45,973,459

Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$519,152,660	$55,937,196	$575,089,856
Class A ordinary shares	558	(558)	-
Additional paid-in capital	11,186,853	(11,186,853)	-
Accumulated deficit	$(6,188,847)	$(44,749,785)	$(50,938,632)

Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	-	57,500,000	57,500,000
Basic and diluted net loss per share	$-	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, ordinary shares	19,792,538	(5,417,538)	14,375,000
Basic and diluted net loss per share	$(0.09)	$0.07	$(0.02)

Statement of Shareholders’ Equity for the three months ended March 31, 2021
Remeasurement in Class A ordinary shares to reredemption value redemption redemption value	$1,671,960	$(1,751,848)	$(79,888)

Statement of Cash Flows for the three months March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$-	$-	$-
Remeasurement in Class A ordinary shares redemption value redemption value	$(1,671,960)	$1,751,848	$79,888

Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$514,392,290	$60,727,541	$575,119,831
Class A ordinary shares	606	(606)	-
Additional paid-in capital	15,947,175	(15,947,175)	-
Accumulated deficit	$(10,949,218)	$(44,779,760)	$(55,728,978)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	-	57,500,000	57,500,000
Basic and diluted net loss per share	$-	$(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding, ordinary shares	19,959,734	(5,584,734)	14,375,000
Basic and diluted net loss per share	$(0.24)	$0.17	$(0.07)

Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	-	57,500,000	57,500,000
Basic and diluted net loss per share	$-	$(0.09)	$(0.09)
Basic and diluted weighted average shares outstanding, ordinary shares	19,876,598	(5,501,598)	14,375,000
Basic and diluted net loss per share	$(0.33)	$0.24	$(0.09)

Statement of Shareholders’ Equity for the three months ended June 30, 2021
Remeasurement in Class A ordinary shares to redemption value	$4,760,370	$(4,790,345)	$(29,975)

Statement of Shareholders’ Equity for the six months ended June 30, 2021
Remeasurement in Class A ordinary shares to redemption value	$6,432,330	$(6,542,193)	$(109,863)

Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A ordinary shares subject to possible redemption	$-	$-	$-
Remeasurement in Class A ordinary shares to redemption value	$(6,432,330)	$6,542,193	$109,863

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 17, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption

All of the 57,500,000 Public Shares contain a redemption feature which allows for their redemption in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

In accordance with ASC 480-10-S99-3A(15), there are two alternative methods that an entity can apply when subsequently measuring redeemable public shares:

1.	Remeasure the redeemable public shares to their redemption amount immediately as if the end of the first reporting period after the IPO was the redemption date.

2.	Accrete changes in the difference between the initial carrying amount and the redemption amount from the IPO date to the redemption date.

The Company has decided to apply the first method above. As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$575,000,000
Less:
Proceeds allocated to Public Warrants	(14,566,667)
Class A ordinary shares issuance costs	(31,396,824)
Plus:
Accretion of carrying value to redemption value	46,132,436
Class A ordinary shares subject to possible redemption	$575,168,945

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 28,166,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,686,082	$1,921,521	$2,540,214	$635,053

Denominator:
Weighted-average shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000
Basic and diluted net income per share	$0.13	$0.13	$0.04	$0.04

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $13,500,000, in a private placement. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.

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

Due to Related Parties

The balance of $95,162 and $5,162, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of September 30, 2021 and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 7 — Recurring Fair Value Measurements

Securities Held in Trust Account

As of September 30, 2021 and December 31, 2020, investment in the Company’s Trust Account consisted of $1,789 and $632, respectively, in U.S. Money Market and $575,167,156 and $575,009,336, respectively, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$1,789	$-	$-	$1,789
U.S. Treasury Securities	575,167,156	3,092	-	575,170,248
	$575,168,945	$3,092	$-	$575,172,037

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$632	$-	$-	$632
U.S. Treasury Securities	575,009,336	6,895	-	575,016,231
	$575,009,968	$6,895	$-	$575,016,863

Warrant Liability

At September 30, 2021 and December 31, 2020, the Company’s warrants liability was valued at $26,821,667 and $30,461,667, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$1,789	$1,789	$-	$-
U.S. Treasury Securities held in Trust Account	575,167,156	575,167,156	-	-
	$575,168,945	$575,168,945	$-	$-
Liabilities:
Private Placement Warrants	6,930,000	-	6,930,000	$-
Public Warrants	14,758,334	$14,758,334	-	-
Forward Purchase Warrants	5,133,333	-	5,133,333	$-
Warrant Liability	$26,821,667	$14,758,334	$12,063,333	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	7,920,000	-	-	$7,920,000
Public Warrants	16,675,000	-	-	$16,675,000
Forward Purchase Warrants	5,866,667	-	-	$5,866,667
Warrant Liability	$30,461,667	$-	$-	$30,461,667

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

Subsequent Measurement

As at September 30, 2021, the Public Warrants are measured at the observable quoted price in active markets for Public Warrants. The Private Placement Warrants and Forward Purchase Warrants were measured at the Observable Quoted Price in active markets for Public Warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$30,461,667
Issuance of Derivative Warrants - Level 3	-
Transfer of Public Warrants to Level 1	(17,633,334)
Transfer of Private Placement Warrants and Forward Purchase Warrants to Level 2	(12,828,333)
Change in fair value of derivative warrant liabilities - Level 3	-
Derivative warrant liabilities at March 31, 2021 - Level 3	$-
Change in fair value of derivative warrant liabilities - Level 3	-
Derivative warrant liabilities at June 30, 2021 - Level 3	$-
Change in fair value of derivative warrant liabilities - Level 3	-
Derivative warrant liabilities at September 30, 2021 - Level 3	$-

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

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, as revised, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At September 30, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $9,607,603, which consisted of $194,853 in general and administrative expenses and $9,753,333 in unrealized gain on change in fair value of warrants, $49,114 other income earned from investments held in the Trust Account and $9 from bank interest.

For the nine months ended September 30, 2021, we had net income of $3,175,267, which consisted of $623,749 in general and administrative expenses and $3,640,000 in unrealized gain on change in fair value of warrants, $158,977 other income earned from investments held in the Trust Account and $39 from bank interest.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.7 million.

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

Ordinary Shares Subject to Possible Redemption

All of the 57,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 28,166,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 17, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

SCION TECH GROWTH I

Date: November 15, 2021	/s/ Alex Triplett
	Name:	Alex Triplett
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)