Form 10-K/A
period 2020-12-31
ScION Tech Growth I
filed 2022-01-11
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of January 10, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

ScION Tech Growth I (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 2 (this “Second Amendment”) to the Annual Report on Form 10-K/A (the “Restatement”) to amend the Annual Report on Form 10-K  for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”) and amended on May 17, 2021 (the “First Amendment”), as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures included in the Original Filing and the First Amendment as of and for the period ended December 31, 2020.

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares” or the “public shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A “Distinguishing Liabilities from Equity” provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, management concluded that all ordinary shares subject to possible redemption value should be carried at redemption value as temporary equity outside of shareholders’ equity. As a result of this error, management has concluded that temporary equity and permanent equity as of and for the period ended December 31, 2020, should be restated in this Second Amendment (see Note 2). Subsequent reporting periods were restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021. These restatements result in a change in the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. Further, as a result of this Second Amendment, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Second Amendment, and the financial statements and related financial information contained in the Original Filing and the First Amendment should no longer be relied upon. On November 15, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Filing and the First Amendment.

Internal Control Considerations

In connection with the Restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, and the filing of the First Amendment and this Second Amendment, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s accounting for complex financial instruments. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to its financial statements, including enhanced training of personnel and increased communication among personnel and third-party professionals with whom the Company consults regarding application of complex financial instruments. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 9A, “Controls and Procedures” of this Second Amendment.

Except as described above, this Second Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or the First Amendment, and, accordingly, this Second Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or the date of the First Amendment or modify or update those disclosures affected by subsequent events. Accordingly, this Second Amendment should be read in conjunction with the Original Filing, the First Amendment, and Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing or First Amendment.

Items Amended In This Second Amendment

For the convenience of the reader, this Second Amendment sets forth the Original Filing and First Amendment in its entirety, as amended to reflect the Restatement. No attempt has been made in this Second Amendment to update other disclosures presented in the Original Filing or First Amendment, except as required to reflect the effects of the Restatement. The following items have been amended as a result of the Restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K/A (this “Form 10-K/A”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K/A may include, for example, statements about:

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

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K/A entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to ScION Tech Growth I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ScION 1 Sponsor LLC, a Delaware limited liability company. References to our “initial shareholders” are to the holders of our founder shares prior to our initial public offering.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K/A, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Risks Relating to of Our Previously Issued Financial Statements

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K/A to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

As a result of the restatements described above, we identified a material weakness in our internal controls over accounting for complex financial instruments.

As a result of such material weakness, the restatement of our financial statements, the change in accounting for the warrants, the change in classification of redeemable public shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Second Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Forward Looking Statements

All statements other than statements of historical fact included in this Second Amendment including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Second Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Second Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the Restatement and revision of our Original Filing. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing or the First Amendment. The impact of the Restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Second Amendment and Item 9A: Controls and Procedures, both contained herein.

Additionally, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Melville, NY
March 31, 2021 except for the effects of the restatement discussed in Note 2- Amendment 1, as to which the day is May 17, 2021 and Note 2- Amendment 2, as to which the date is January 10, 2022.

ScION Tech Growth I

BALANCE SHEET

DECEMBER 31, 2020

(As Restated, see Note 2)

Assets
Current asset - Cash	$1,425,919
Prepaid assets	936,986
Total current assets	2,362,905
Cash and securities held in Trust Account	575,009,968
Total Assets	$577,372,873

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$956,417
Due to related party	5,162
Total current liabilities	961,579
Warrant liability	30,461,667
Deferred underwriting discount	20,125,000
Total liabilities	51,548,246

Commitments
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value	575,009,968

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 57,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	—
Accumulated deficit	(49,186,779)
Total shareholders’ deficit	(49,185,341)

Total Liabilities and Shareholders’ Deficit	$577,372,873

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated, see Note 2)

Formation and operating costs	$35,790
Loss from operations	(35,790)

Other income (expense)
Warrant issuance costs	(816,060)
Unrealized loss on change in fair value of warrants	(3,675,000)
Interest Income	9,968
Total other expense	(4,481,092)

Net loss	$(4,516,882)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	6,764,706
Basic and diluted net loss per share	$(0.23)
Basic and diluted weighted average shares outstanding, ordinary shares	12,720,588
Basic and diluted net loss per share	$(0.23)

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(As Restated, see Note 2)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of October 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Excess of cash received over fair value of the Private Placement Warrants	—	—	—	—	6,480,000	—	6,480,000
Initial classification of FPA liability	—	—	—	—	(5,200,000)	—	(5,200,000)
Remeasurement of Class A ordinary shares to possible redemption value	—	—	—	—	(1,303,562)	(44,669,897)	(45,973,459)
Net loss	—	—	—	—	—	(4,516,882)	(4,516,882)
Balance as of December 31, 2020	—	—	14,375,000	$1,438	$—	$(49,186,779)	$(49,185,341)

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated, see Note 2)

Cash Flows from Operating Activities:
Net loss	$(4,516,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(9,968)
Warrant issuance costs	816,060
Unrealized loss on change in fair value of warrants	3,675,000
Changes in current assets and current liabilities:
Prepaid assets	(936,986)
Due to related party	5,162
Accounts payable	956,417
Net cash used in operating activities	(11,197)

Cash Flows from Investing Activities:
Investment held in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	563,500,000
Proceeds from private placement	13,500,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	222,583
Repayment of promissory note to related party	(222,583)
Payments of offering costs	(587,884)
Net cash provided by financing activities	576,437,116

Net Change in Cash	1,425,919
Cash - Beginning	—
Cash - Ending	$1,425,919

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$529,036,509
Change in value of Class A ordinary shares subject to possible redemption	$45,973,459
Deferred underwriting commissions charged to additional paid-in capital	$20,125,000
Initial classification of warrant liability	$26,786,667

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated, see Note 2)

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

Financing

The registration statement for the Company’s IPO was declared effective on December 16, 2020 (the “Effective Date”). On December 21, 2020, the Company consummated the IPO of 57,500,000 units, including the issuance of 7,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares” or the “public shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000, which is discussed in Note 4.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash outside the Trust Account of $1,425,919 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

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

The Company anticipates that the $1,425,919 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

First Amendment

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

Second Amendment

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management determined it should restate its previously reported financial statements. The Company previously determined that the Public Shares subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company’s amended and restated memorandum and articles of association that the Company’s redemption of Public Shares cannot result in the Company’s net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, the Company’s management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being classified outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares. See Note 3, “Ordinary Shares Subject to Possible Redemption.”

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to the Public Shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated

Balance Sheet as of December 21, 2020 (as revised in footnote 2 per Form 10-K/A filed on May 17, 2021)
Ordinary share subject to possible redemption ($)	$524,514,210	$50,485,790	$575,000,000
Ordinary shares Class A, $0.0001 par value	505	(505)	-
Additional paid-in capital	5,825,357	(5,825,357)	-
Accumulated deficit	(827,293)	(44,659,928)	(45,487,221)
Total shareholders’ equity	$5,000,007	$(50,485,790)	$(45,485,783)
Number of shares subject to redemption	52,451,421	5,048,579	57,500,000

Balance Sheet at December 31, 2020
Class A ordinary shares subject to possible redemption	$520,824,620	$54,185,348	$575,009,968
Class A ordinary shares	542	(542)	-
Additional paid-in capital	9,514,909	(9,514,909)	-
Accumulated deficit	(4,516,882)	(44,669,897)	(49,186,779)
Total shareholders’ equity	$5,000,007	$(54,185,348)	$(49,185,341)

Statement of Operations for the period from October 7, 2020 (inception) through December 31, 2020
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	-	6,764,706	6,764,706
Basic and diluted net loss per share	$-	$(0.23)	$(0.23)
Basic and diluted weighted average shares outstanding, ordinary shares	14,968,950	(2,248,362)	12,720,588
Basic and diluted net loss per share	$(0.30)	$0.07	$(0.23)

Statement of Shareholders’ Equity for the period from October 7, 2020 (inception) through December 31, 2020
Remeasurement in Class A ordinary shares to redemption value	$(520,824,620)	$474,851,161	$(45,973,459)
Class A ordinary shares	542	(542)	-
Additional paid-in capital	9,514,909	(9,514,909)	-
Accumulated deficit	(4,516,882)	(44,669,897)	(49,186,779)
Total shareholders’ equity	$5,000,007	$(54,185,348)	$(49,185,341)

Statement of Cash Flows for the period from October 7, 2020 (inception) through December 31, 2020
Initial value of Class A ordinary shares subject to possible redemption	$524,514,210	$4,522,299	$529,036,509
Remeasurement in Class A ordinary shares to redemption value	$(3,689,590)	$49,663,049	$45,973,459

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the fiscal year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A to change the Company’s accounting and reflect the full amount of all redeemable public shares in temporary equity. As a result of the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has also restated its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Fair Value Measurements (Restated, see Note 2, First Amendment)

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

The fair value of the Public Warrants issued in connection with the initial public offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the initial public offering has been measured based on the listed market price of such warrants since February 5th 2021. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $3.7 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

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

Derivative Financial Instruments (Restated, see Note 2, First Amendment)

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

Ordinary Shares Subject to Possible Redemption (Restated, see Note 2, Second Amendment)

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

The Company has decided to apply the first method above. As of December 31, 2020, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$575,000,000
Less:
Proceeds allocated to Public Warrants	(14,566,667)
Class A ordinary shares issuance costs	(31,396,824)
Plus:
Accretion of carrying value to redemption value	45,973,459
Class A ordinary shares subject to possible redemption	$575,009,968

Net Loss Per Ordinary Share (Restated, see Note 2, Amendment 2)

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 28,166,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from October 7, 2020 (inception) through December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the period from October 7, 2020 (Inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,568,125)	$(2,948,757)

Denominator:
Weighted-average shares outstanding	6,764,706	12,720,588

Basic and diluted net loss per share	$(0.23)	$(0.23)

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

Warrants  (Restated, see Note 2, Amendment 1)

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

Warrant Liability (Restated, see Note 2, Amendment 1)

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

Recurring Fair Value Measurements (Restated, see Note 2, Amendment 1)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	-	-	-	$7,920,000
Public Warrants	-	-	-	$16,675,000
Forward Purchase Warrants	-	-	-	$5,866,667
	$30,461,667	$-	$-	$30,461,667

Warrants (Restated, see Note 2, Amendment 1)

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

Initial Measurement (Restated, see Note 2, Amendment 1)

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

Subsequent Measurement (Restated, see Note 2, Amendment 1)

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

Note 9 — Shareholders’ Equity (Restated, see Note 2, Amendment 2)

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Second Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K/A.

The beneficial ownership of our ordinary shares is based on 57,500,000 Class A ordinary shares and 14,375,000 Class B ordinary shares issued and outstanding as of December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 16, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

4.5	Description of Registrant’s Securities

10.1	Letter Agreement among the Company, its executive officers, its directors and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.3	Registration Rights Agreement, dated December 16, 2020, by and among the Company, ScION 1 Sponsor LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.4	Private Placement Warrants Purchase Agreement by and between the Company and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.5	Administrative Service Agreement, dated as of August 2, 2018, by and between the Company and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.7	Promissory Note, dated October 9, 2020, issued to ScION 1 Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.8	Securities Subscription Agreement by and between the Company and ScION 1 Sponsor LLC, dated October 9, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.9	Forward Purchase Agreement, dated December 16, 2020, by and between the Company and OrION Capital Structure Solutions UK Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2022	SCION TECH GROWTH I

	By:	/s/ Mathew J. Cestar
		Name:	Mathew J. Cestar
		Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mathew J. Cestar and Alex Triplett, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mathew J. Cestar	Chief Executive Officer and Director	January 10, 2022
Mathew J. Cestar	(Principal Executive Officer)

/s/ Alex Triplett	Chief Financial Officer and Director	January 10, 2022
Alex Triplett	(Principal Financial and Accounting Officer)

/s/ Andrea Pignataro	Executive Chairman and Director	January 10, 2022
Andrea Pignataro

/s/ Sheila Hooda	Director	January 10, 2022
Sheila Hooda

/s/ John Woyton	Director	January 10, 2022
John Woyton

/s/ Kenneth Schiciano	Director	January 10, 2022
Kenneth Schiciano