Form 10-K
period 2021-12-31
ScION Tech Growth I
filed 2022-04-15
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant was $561,025,621.46 as of June 30, 2021.

As of March 31, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Auditor Firm id: Auditor Name: Marcum LLP Auditor Location: New York, New York PCAOB ID Number: 688

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

On December 16, 2020, we entered into a forward purchase agreement pursuant to which OrION Capital Structure Solutions UK Limited (“OrION”), an affiliate of the Sponsor, committed that it will purchase from the Company 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant to purchase one Class A ordinary share for $10.00 per unit, or an aggregate amount of $100,000,000, or at the purchaser’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of the Company’s initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the initial public offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the private placement warrants so long as they are held by the purchaser or its permitted assignees and transferees.

As of December 31, 2021, there was $575,190,452 in cash and securities held in the trust account, which includes interest income available to us of $190,452. $283,409 of cash is held outside the trust account, available for working capital needs. The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

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

The Nasdaq Capital Market (“Nasdaq”) rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of the particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. The Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Employees

We currently have three officers: Andrea Pignataro, Mathew J. Cestar and Kunal Gullapalli. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase units to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase units does not close, we may lack sufficient funds to consummate our initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately in a timely manner.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The requirement that we complete our initial business combination by December 21, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by December 21, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	OrION has committed to purchase at least $100,000,000 of forward purchase units and has the right to purchase up to $200,000,000 of additional forward purchase units concurrently with the closing of our initial business combination, but has no obligation to purchase any or all of such additional amount. Our ability to consummate our initial business combination may be adversely impacted if OrION declines to exercise this right.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until December 21, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

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

In connection with the consummation of the initial public offering, we entered into a forward purchase agreement with OrION pursuant to which OrION has committed that it will purchase from us 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant to purchase one Class A ordinary share for $10.00 per unit, or an aggregate amount of $100,000,000, or at OrION’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the initial public offering, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will have the same terms as the private placement warrants so long as they are held by or its permitted assignees and transferees.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. In particular, our officers and directors are actively engaged in ScION Tech Growth II, a special purpose acquisition company that completed its initial public offering in February 2021. ScION Tech Growth II has until February 12, 2023 to complete an initial business combination, and, like us, may pursue an initial business combination target in any businesses or industry, although it is focused on a searching for an initial business combination in the same business and industry as we are: technology-enabled businesses that offer specific technology solutions, broader technology software and services in the financial services sector. Any such companies, businesses or investments, including ScION Tech Growth II, may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, our officers and directors are actively engaged in ScION Tech Growth II, a special purpose acquisition company that completed its initial public offering in February 2021. ScION Tech Growth II has until February 12, 2023 to complete an initial business combination, and, like us, may pursue an initial business combination target in any businesses or industry, although it is focused on a searching for an initial business combination in the same business and industry as we are: technology-enabled businesses that offer specific technology solutions, broader technology software and services in the financial services sector. Any such companies, businesses or ventures, including ScION Tech Growth II, may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

 Our executive officers and directors are actively engaged in ScION Tech Growth II, a special purpose acquisition company that completed its initial public offering in February 2021, and will continue to serve as executive officers and directors of ScION Tech Growth II until the business combination. ScION Tech Growth II has until February 12, 2023 to complete an initial business combination, and, like us, may pursue an initial business combination target in any businesses or industry, although it is focused on a searching for an initial business combination in the same business and industry as we are: technology-enabled businesses that offer specific technology solutions, broader technology software and services in the financial services sector. Any such companies, businesses or investments, including ScION Tech Growth II, may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholder Suits” in Exhibit 4.5 hereto for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and relating to the process of recording accounts payable and accrued expenses.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of “going concern” considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, we have until December 21, 2022 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after December 21, 2022.

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

Holders

As of March 31, 2022, there were one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants.

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

Item 6. [Reserved].

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

For the year ended December 31, 2021, we had net income of $8,837,245, which consisted of $1,009,452 in general and administrative expenses and $9,666,167 in unrealized gain on change in fair value of warrants, $180,530 other income earned from investments held in the Trust Account and $46 from bank interest.

For the period from October 7, 2020 (Inception) through December 31, 2020, we had net loss of $4,516,882, which consisted of $35,790 in general and administrative expenses and $3,675,000 in unrealized loss on change in fair value of warrants, $9,968 other income earned from investments held in the Trust Account and $816,060 of warrant issuance cost.

Liquidity, Capital Resources and Going Concern Considerations

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

At December 31, 2021, we had cash of $283,409 outside of the trust account and accounts payable and accrued expenses of $353,475. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. However, the Company is now less than 12 months from its mandatory liquidation date of December 21, 2022 as of the time of filing this Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation as well as our liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, December 21, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.

The underwriters of the initial public offering are entitled to a deferred underwriting commission of $0.35 per unit, or $20,125,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete a business combination.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815,“Derivatives and Hedging,” (ASC “815”), “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

We account for our public warrants and private placement warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 8 to the financial statements included elsewhere in this Form 10-K) in accordance with ASC Topic 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statement of operations.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the initial public offering.

Ordinary Shares Subject to Possible Redemption

Each of the 57,500,000 units sold in the initial public offering consists of one Class A ordinary share and one-third of one redeemable warrant. The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth following Item 15 of this Annual Report on form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and process of recording accounts payable and accrued expenses. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. The elements of our remediation plan can only be accomplished over time, as such as of December 31, 2021, the material weaknesses have not been fully remediated and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Andrea Pignataro	51	Executive Chairman and Director
Mathew J. Cestar	51	Chief Executive Officer and Director
Kunal Gullapalli	37	Chief Financial Officer
Sheila Hooda	64	Director
John Woyton	43	Director
Kenneth T. Schiciano	59	Director

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

Kunal Gullapalli has been our Chief Financial Officer since March 2022. Mr. Gullapalli joined ION Group in September 2018 and, since that date, he is a director of ION Analytics and leads Corporate Development. Since February 2020, Mr. Gullapalli serves as a director of FermION Investment Group. Previously, from August 2010 to August 2012, from August 2014 to December 2016, and from January 17 to August 2018, he worked in private equity investing, as Associate, Senior Associate and Vice President, respectively, at The Carlyle Group. Before that, from July 2007 to July 2010, he worked as an Analyst at Morgan Stanley. Mr. Gullapalli holds B.S. and M.S. degrees in Management Science & Engineering from Stanford University and an M.B.A. from Harvard Business School.

Sheila Hooda has served as our Director since December 2020. Ms. Hooda is an experienced independent board director of Fortune 500, private equity portfolio and public companies, committee chair and strategic transformation and turnaround leader with a breadth of global business, strategy, finance, risk & technology expertise. From 2016 to 2020, Ms. Hooda has served on the Board of Virtus Investment Partners. Since 2016 and 2021, she serves on the Boards of Mutual of Omaha Insurance Company and Enact Holdings Inc., respectively. As Chair of the Risk and Nomination Governance Committees, and member of the Audit, Compensation and Finance committees, of other companies, her governance experience has included providing oversight for business transformation, mergers and acquisitions, initial public offerings, divestitures, innovation, board nomination, Chief Executive Officer and Chair succession, strategy, new market entry, capital allocation, special transactions, external auditor selection, and digital, cyber, data privacy and crisis preparedness. She has also overseen talent, culture, diversity and Environmental, Social, and Corporate Governance. Ms. Hooda is the Chief Executive Officer of Alpha Advisory Partners providing strategic advisory services to firms facing technology, digital, market and regulatory disruption.

Ms. Hooda serves on our board of directors due to her qualifications based on her professional experience leading companies, including her extensive experience as an independent board director.

John Woyton has served as our Director since December 2020. Mr. Woyton has more than 18 years of private equity investing experience. Since August 2021, has served as the Fund Head and Managing Director of H.I.G. Technology Partners. From October 2008 to October 2019, Mr. Woyton worked at Advent International, where he was a Partner, Managing Director and Head of the Technology, Media and Telecommunications (TMT) team. Advent International is a global private equity firm with approximately $58.4 billion in assets under management as of June 30, 2020. Prior to joining Advent International, Mr. Woyton worked as a professional at The Carlyle Group, 3i, and UBS Investment Bank. Mr. Woyton received a Bachelor of Science in Economics, with honours, from the London School of Economics and Political Science.

Mr. Woyton is the Chairman of Grupo Primavera (fka Ekon), a leading enterprise of Software-as-a-Service (SaaS) software solution provider in Spain following his appointment in October 2019. In addition, since August 2016, Mr. Woyton is the Vice Chair of Little Bleeders Charity, a charity that supports young people with blood disorders. Previously, from March 2014 to September 2019, Mr. Woyton was a non-executive Director in FinancialForce, a SaaS vendor in the professional services automation and financial management sector, and in Unit4, one of Europe’s largest enterprise application vendors. From December 2012 to February 2019, he was a non-executive Director in KMD, a provider of mission critical software and services to pension funds, insurers, banks, and governments across the Nordic region, also being on the M&A Committee and Remuneration and Selection Committee.

Mr. Woyton serves on our board of directors due to his qualifications based on his professional experience in technology related investments in companies worldwide and advisory skills consistently deployed on the boards where he had served or currently serves.

Kenneth T. Schiciano has served as our Director since December 2020. Mr. Schiciano currently serves as a Managing Director of TA Associates, a private equity firm which he joined in 1988, and headed the North American Technology Group from 2012 to 2019. Mr. Schiciano also currently serves on the boards of several private companies, including Insurity LLC, ION Markets from August 2018 and TierPoint, LLC from March 2016. He formerly served on the boards of Arxan Technologies, and CyOptics, from September 2013 to April 2020, and from March 2012 to June 2013, respectively. Mr. Schiciano holds a B.S. from Duke University, a M.S. from Stanford University and a S.M. from the MIT Sloan School of Management.

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

Audit Committee

We have established an audit committee of the board of directors. Currently, Ms. Hooda, Mr. Schiciano and Mr. Woyton serve as members of our audit committee, all of whom are independent.

Ms. Hooda is the chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Hooda qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. Currently, the members of our compensation committee are Mrs. Hooda and Mr. Schiciano. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Andrea Pignataro	ION	Financial technology	Founder and Chief Executive Officer
	ScION Tech Growth II	Blank check company	Executive Chairman

Mathew J. Cestar	ION	Financial technology	Employee
	ScION Tech Growth II	Blank check company	Chief Executive Officer

Kunal Gullapalli	ION	Financial technology	Employee
	ScION Tech Growth II	Blank check company	Chief Financial Officer
	ION Analytics	Business information solutions company	Director

	FermION Investment Group	Investment Management Company	Director

Sheila Hooda	Alpha Advisory Partners	Strategic advisory services	Founder, President and Chief Executive Officer
	Mutual of Omaha Insurance Company	Mutual insurance and financial services company	Chair of the Risk Committee Member of the Compensation Committee Former Member of the Audit and Investment Committees
	Enact Holdings Inc.	Mortgage insurance provider	Director Member of the Audit Committee, and Nomination and Governance Committee
	ScION Tech Growth II	Blank check company	Director

John Woyton	H.I.G. Technology Partners Grupo Primavera	Enterprise software solution provider	Fund Head and Managing Director Chairman

	Little Bleeders Charity	Charity	Vice Chair
	ScION Tech Growth II	Blank check company	Director

Kenneth T. Schiciano	TA Associates	Private equity firm	Managing Director of the North American Technology Group
	Insurity LLC	Software firm	Board Member
	ION Markets	Technology and data solutions company	Board Member
	TierPoint, LLC	Information technology and data center services	Board Member
	ScION Tech Growth II	Blank check company	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 by:

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

The beneficial ownership of our ordinary shares is based on 71,875,000 ordinary shares issued and outstanding as of December 31, 2021, consisting of 57,500,000 Class A ordinary shares issued and outstanding and 14,375,000 Class B ordinary shares issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares
ScION 1 Sponsor LLC(3)	—	—	14,375,000	100%
Andrea Pignataro(3)(4)	76,702	0.11%	14,375,000	100%
Mathew J. Cestar(3)	—	—	14,375,000	100%
Kunal Gullapalli	—	—	—	—
Sheila Hooda	—	—	—	—
John Woyton	—	—	—	—
Kenneth T. Schiciano	—	—	—	—
All officers and directors as a group (six individuals)	—	—	14,375,000	100%

(1)	Unless otherwise noted, the business address of each of the following is 10 Queen St Place, 2nd Floor, London, EC4R 1BE, United Kingdom.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	ScION 1 Sponsor LLC, our Sponsor, is the record holder of such shares. Andrea Pignataro and Mathew Cestar are the managers of ScION 1 Sponsor LLC and share voting and investment discretion with respect to the ordinary shares held of record by ScION 1 Sponsor LLC. Each of Andrea Pignataro and Mathew Cestar disclaims any beneficial ownership of the securities held by ScION 1 Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	ION Treasury Investments Limited is the record holder of the 76,702 Class A ordinary shares. Andrea Pignataro has voting and investment discretion with respect to the securities held of record by ION Treasury Investments Limited.

Name and Address of Beneficial Owner	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class B Ordinary Shares
Five Percent Holders
Aristeia Capital, L.L.C. (1)	3,796,241	6.1160%	—	—
Empyrean Capital Overseas Master Fund, Ltd.(2)	2,913,000	5.10%	—	—
Bank of Montreal(3)	3,064,149	5.3%	—	—

(1)	According to a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Aristeria Capital, L.L.C. (“Aristeria”), Aristeria is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The business address of Aristeria is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(2)	According to a Schedule 13G filed with the SEC on January 19, 2021 on behalf of Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”) and Mr. Amos Meron (who serve as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Ordinary Shares directly held by ECOMF), the address of the business office of such reporting persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Bank of Montreal, Bank of Montreal is a Bank as defined in Section 3(a)(6) of the Act (15 U.S.C. 78c), Broker or dealer registered under Section 15 of the Act (15 U.S.C. 78c) and a parent holding company or control person in accordance with 240.13d-1(b)(1)(ii)(G). The business address of Bank of Montreal is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

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

For the period from January 1, 2021 to December 31, 2021, the Company incurred $120,000 of administrative services under this arrangement.

Forward Purchase Agreement

We have entered into a forward purchase agreement pursuant to which OrIOn committed that it will purchase from the Company 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant to purchase one Class A ordinary share for $10.00 per unit, or an aggregate amount of $100,000,000, or at the purchaser’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of the Company’s initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the initial public offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by the purchaser or its permitted assignees and transferees.

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, totaled $88,580. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period ended December 31, 2020 totaled $45,450.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2021 and period ended December 31, 2020, we did not pay Marcum LLP any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2021, and period ended December 31, 2020 we did not pay Marcum LLP any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2021 and period ended December 31, 2020, we did not pay Marcum LLP any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements”

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ScION Tech Growth I

Index to Financial Statements

Page
Report of Marcum LLP Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended on December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ScION Tech Growth I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ScION Tech Growth I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) from December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
April 15, 2022

ScION Tech Growth I

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current asset
Cash	$283,409	$1,425,919
Prepaid assets	461,986	936,986
Total current assets	745,395	2,362,905
Securities held in Trust Account	575,190,452	575,009,968
Total Assets	$575,935,847	$577,372,873

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$228,314	$956,417
Due to related party	125,161	5,162
Total current liabilities	353,475	961,579
Warrant liability	20,795,500	30,461,667
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	41,273,975	51,548,246

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value	575,190,452	575,009,968

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 57,500,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(40,530,018)	(49,186,779)
Total shareholders’ deficit	(40,528,580)	(49,185,341)

Total Liabilities and Shareholders’ Deficit	$575,935,847	$577,372,873

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENTS OF OPERATIONS

	Year ended	Period from October 7, 2020 (Inception) through
	December 31, 2021	December 31, 2020

Formation and operating costs	$1,009,452	$35,790
Loss from operations	(1,009,452)	(35,790)

Other income (expense):
Transaction costs allocable to warrant liability	-	(816,060)
Bank interest income	46	-
Change in fair value of warrants	9,666,167	(3,675,000)
Trust interest income	180,484	9,968
Total other income (expense)	9,846,697	(4,481,092)

Net income (loss)	8,837,245	(4,516,882)

Weighted average shares outstanding of Class A common stock	57,500,000	6,764,706
Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.23)

Weighted average shares outstanding of Class B common stock	14,375,000	12,720,588
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.23)

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND

FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of October 7, 2020 (inception)	-	$-	-	$-	$-	$-	$
Class B ordinary shares issued to Sponsor			14,375,000	$1,438	23,562		25,000
Excess of cash received over fair value of the Private Placement Warrants					6,480,000		6,480,000
Initial classification of FPA liability					(5,200,000)		(5,200,000)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(1,303,562)	(44,669,897)	(45,973,459)

Net loss	-	-	-	-	-	(4,516,882)	(4,516,882)
Balance as of December 31, 2020	-	$-	14,375,000	$1,438	$-	$(49,186,779)	$(49,185,341)
Net income			-	-	-	8,837,245	8,837,245
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(180,484)	(180,484)
Balance as of December 31, 2021	-	$-	14,375,000	$1,438	$-	$(40,530,018)	$(40,528,580)

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 7, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,837,245	$(4,516,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(180,484)	(9,968)
Transaction costs allocable to warrant liability	-	816,060
Change in fair value of warrants	(9,666,167)	3,675,000
Changes in current assets and current liabilities:
Prepaid assets	475,000	(936,986)
Due to related party	119,999	5,162
Accrued offering costs and expenses	(728,103)	956,417
Net cash used in operating activities	(1,142,510)	(11,197)
Cash Flows from Investing Activities:
Investment held in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	-	563,500,000
Proceeds from private placement	-	13,500,000
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of promissory note to related party	-	222,583
Repayment of promissory note to related party	-	(222,583)
Payments of offering costs	-	(587,884)
Net cash provided by financing activities	-	576,437,116
Net Change in Cash	(1,142,510)	1,425,919
Cash - Beginning	1,425,919	—
Cash - Ending	$283,409	$1,425,919

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$-	$529,036,509
Re-measurement of Class A ordinary shares subject to possible redemption	$180,484	$45,973,459
Deferred underwriting commissions charged to additional paid-in capital	$-	$20,125,000
Initial classification of warrant liability	$-	$26,786,667

The accompanying notes are an integral part of these financial statements.

ScION Tech Growth I
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity as of December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2021, the Company had cash outside the Trust Account of $283,409 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on December 22, 2020.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, curtailing operations, suspending the pursuit of potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

If the Company’s cash outside the Trust Account is less than the costs of undertaking in-depth due diligence and negotiating a Business Combination the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, the Company is now less than 12 months from its mandatory liquidation date of December 21, 2022 as of the time of filing this Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, this condition and the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, December 21, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 Summary of Significant Accounting Policies

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these statements is the determination of the fair value of the Public Warrant, Private Placement Warrant, and Forward Purchase Warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Securities Held in Trust Account

Securities held in Trust Account consist of United States Treasury securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying statements of operations. The estimated fair values of securities held in Trust Account are determined using available market information.

Warrant Liabilities

The Company evaluated the warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40 and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statement of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants and the Forward Purchase Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value was initially estimated using a Monte Carlo Simulation approach (see Note 6)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity. As such, in 2020 the Company recorded $31,396,824 of offering costs as a reduction of equity in connection with the sale of the Class A ordinary shares. The Company immediately expensed $816,060 of offering costs in connection with the Public Warrants that were classified as liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period from October 27, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$7,069,796	$1,767,449	$(1,568,125)	$(2,948,757)

Denominator:
Weighted-average shares outstanding	57,500,000	14,375,000	6,764,706	12,720,588
Basic and diluted net income per share	$0.12	$0.12	$(0.23)	$(0.23)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

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

FASB ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the initial public offering proceeds from the units between Class A ordinary shares and warrants, using the residual method by allocating the initial public offering proceeds first to fair value of the warrants and then the Class A ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted.. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Parties

The balance of $125,161 and $5,162 at December 31, 2021 and December 31, 2020, respectively represents the amount accrued for the administrative support services provided by Sponsor.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 1, 2021 to December 31, 2021, the Company incurred $120,000 of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreement

On December 16, 2020, the Company entered into a forward purchase agreement pursuant to which an affiliate of the Sponsor committed that it will purchase from the Company 10,000,000 forward purchase units, or at its option up to an aggregate maximum of 30,000,000 forward purchase units, each consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant (the “Forward Purchase Warrants”) to purchase one Class A ordinary share for $10.00 per unit, or an aggregate amount of $100,000,000, or at the purchaser’s option up to an aggregate amount of $300,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by the purchaser or its permitted assignees and transferees.

Note 6 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of December 31, 2021 and December 31, 2020, investment in the Company’s Trust Account consisted of $789 and $632, respectively, in cash and $575,189,663 and $575,009,336, respectively, in a mutual fund invested in U.S. Treasury Securities and U.S. Treasury Securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$789	$789	$-	$-
U.S. Treasury Securities held in Trust Account	575,189,663	575,189,663	-	-
	$575,190,452	$575,190,452	$-	$-
Liabilities:
Private Placement Warrants	5,373,000	-	5,373,000	$-
Public Warrants	11,442,500	$11,442,500	-	-
Forward Purchase Warrants	3,980,000	-	3,980,000	$-
Warrant Liability	$20,795,500	$11,442,500	$9,353,000	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$632	$632	$-	$-
U.S. Treasury Securities held in Trust Account	575,009,336	575,009,336	-	-
	$575,009,968	$575,009,968	$-	$-
Liabilities:
Private Placement Warrants	7,920,000	-	-	$7,920,000
Public Warrants	16,675,000	-	-	$16,675,000
Forward Purchase Warrants	5,866,667	-	-	$5,866,667
Warrant Liability	$30,461,667	$-	$-	$30,461,667

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets which includes the Forward Purchase Warrants. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s statement of operations.

The mid-point of the Forward Purchase Agreement ($200 million) has been used as an estimate for the purpose of deriving the associated Forward Purchase Warrant liability; this estimate is reassessed at each reporting period.

Warrant Liability

At December 31, 2021 and December 31, 2020, the Company’s warrants liability was valued at $20,795,500 and $30,461,667, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Initial Measurement

The Company established the initial fair value for the warrants on December 16, 2020, the date of the Company’s initial public offering, using a Monte Carlo simulation model for the public warrants, and the Black-Sholes Model for Private Placement Warrants and Forward Purchase Warrants based on their relative fair values at the initial measurement date. The Private Placement Warrants and Forward Purchase Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. They are now Level 2.

Subsequent Measurement

As of December 31, 2021, the public warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for public warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1, Level 2, and Level 3 inputs for the year ended December 31 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$30,461,667
Transfer of Public Warrants to - Level 1 (February 5, 2021)	(16,675,000)
Transfer of Private Placement Warrants and Forward Purchase Warrants to Level 2 (September 30, 2021)	(13,786,667)
Derivative warrant liabilities at December 31, 2021 - Level 3	$-

At December 31, 2020, the Private Placement Warrants and Forward Purchase Warrants were valued at $7,920,000 and $5,866,667, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model, respectively were as follows:

Input	December 16, 2020 (Initial Measurement)
Risk-free interest rate	0.47%
Expected term (years)	5.75
Expected volatility	15.0%
Exercise price	$11.50

Input	December 31, 2020
Risk-free interest rate	0.46%
Expected term (years)	5.71
Expected volatility	15.0%
Exercise price	$11.50

Note 7 — Commitments

Registration Rights

The holders of (i) the founder shares, (ii) the Private Placement Warrants, the forward purchase securities which will be issued in a private placement concurrently with the closing of the Company’s initial business combination and the Class A ordinary shares underlying such Private Placement Warrants and forward purchase securities and (iii) Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial business combination pursuant to a registration rights agreement signed on December 16, 2020. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

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

Note 8 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

On March 9, 2022 Alex Triplett resigned as Chief Financial Officer of the Company. On March 15, 2022 the Board of Directors of the Company appointed Kunal Gullapalli to serve as the Company’s Chief Financial Officer.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 16, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

4.5	Description of Registrant’s Securities

10.1	Letter Agreement among the Company, its executive officers, its directors and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.3	Registration Rights Agreement, dated December 16, 2020, by and among the Company, ScION 1 Sponsor LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.4	Private Placement Warrants Purchase Agreement by and between the Company and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.5	Administrative Service Agreement, dated as of August 2, 2018, by and between the Company and ScION 1 Sponsor LLC, dated as of December 16, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.7	Promissory Note, dated October 9, 2020, issued to ScION 1 Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.8	Securities Subscription Agreement by and between the Company and ScION 1 Sponsor LLC, dated October 9, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

10.9	Forward Purchase Agreement, dated December 16, 2020, by and between the Company and OrION Capital Structure Solutions UK Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39808, filed with the Securities and Exchange Commission on December 21, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-251036), filed with the Securities and Exchange Commission on November 30, 2020).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	SCION TECH GROWTH I

	By:	/s/ Mathew J. Cestar
		Name:	Mathew J. Cestar
		Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mathew J. Cestar and Kunal Gullapalli, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mathew J. Cestar	Chief Executive Officer and Director	April 15, 2022
Mathew J. Cestar	(Principal Executive Officer)

/s/ Kunal Gullapalli	Chief Financial Officer	April 15, 2022
Kunal Gullapalli	(Principal Financial and Accounting Officer)

/s/ Andrea Pignataro	Executive Chairman and Director	April 15, 2022
Andrea Pignataro

/s/ Sheila Hooda	Director	April 15, 2022
Sheila Hooda

/s/ John Woyton	Director	April 15, 2022
John Woyton

/s/ Kenneth Schiciano	Director	April 15, 2022
Kenneth Schiciano