Form 10-Q
period 2022-03-31
ScION Tech Growth I
filed 2022-05-23
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$113,055	$283,409
Prepaid assets	405,613	461,986
Total current assets	518,668	745,395

Securities held in Trust Account	575,238,576	575,190,452
Total Assets	$575,757,244	$575,935,847

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$280,708	$228,314
Due to related party	155,161	125,161
Total current liabilities	435,869	353,475
Warrant liability	9,405,000	20,795,500
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	29,965,869	41,273,975

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	575,238,576	575,190,452

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 57,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(29,448,639)	(40,530,018)
Total shareholders’ deficit	(29,447,201)	(40,528,580)
Total Liabilities and Shareholders’ Deficit	$575,757,244	$575,935,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2022	2021

Formation and operating costs	$309,126	$166,873
Loss from operations	(309,126)	(166,873)

Other income (expense):
Bank interest income	5	20
Change in fair value of warrants	11,390,500	(1,585,000)
Trust interest income	48,124	79,888
Total other income (expense), net	11,438,629	(1,505,092)

Net income (loss)	11,129,503	(1,671,965)

Weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000
Basic and diluted net income (loss) per share, Class A ordinary share	$0.15	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.15	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	14,375,000	$1,438	$—	$(40,530,018)	$(40,528,580)

Net income	—	—	—	—	—	11,129,503	11,129,503

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(48,124)	(48,124)

Balance as of March 31, 2022	—	$—	14,375,000	$1,438	$—	$(29,448,639)	$(29,447,201)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	14,375,000	$1,438	$—	$(49,186,779)	$(49,185,341)

Net loss	—	—	—	—	—	(1,671,965)	(1,671,965)

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(79,888)	(79,888)

Balance as of March 31, 2021	—	$—	14,375,000	$1,438	$—	$(50,938,632)	$(50,937,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$11,129,503	$(1,671,965)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(48,124)	(79,888)
Change in fair value of warrant liabilities	(11,390,500)	1,585,000
Offering costs allocated to warrants
Changes in current assets and current liabilities:
Prepaid assets	56,373	57,873
Due to related party	30,000	30,000
Accrued offering costs and expenses	52,394	(956,417)
Net cash used in operating activities	(170,354)	(1,035,397)

Net change in cash	(170,354)	(1,035,397)
Cash, beginning of the period	283,409	1,425,919
Cash, end of the period	$113,055	$390,522

Supplemental disclosure of noncash investing and financing activities:
Remeasurement in value of ordinary share subject to possible redemption	$48,124	$79,888

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Trust Account

Following the closing of the IPO on December 21, 2020, $575,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, which can only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, and, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from December 21, 2020 (the “Combination Period”), the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

If the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “ Securities Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without the Company’s prior consent, which the Company refers to as the “Excess Shares.” However, the Company would not restrict their shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination.

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

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2022, the Company had cash outside the Trust Account of $113,055 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2022, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on December 22, 2020, and the unsecured promissory note is no longer available to the Company. As of March 31, 2022 and December 31, 2021 no amounts were outstanding under the unsecured promissory note.

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

Additionally, the Company is now less than 12 months from its mandatory liquidation date of December 21, 2022. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, this condition and the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, December 21, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these statements is the determination of the fair value of the Public Warrant (as defined in Note 3), Private Placement Warrant, and Forward Purchase Warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

Securities held in Trust Account consist of United States Treasury securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of securities held in Trust Account are determined using available market information.

Warrant Liabilities

The Company evaluated the warrants (which are discussed in Note 2, Note 3 and Note 7) in accordance with ASC 815-40 and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statement of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants and the Forward Purchase Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value was initially estimated using a Monte Carlo Simulation approach (see Note 6)

Offering Costs Associated with the IPO

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$8,903,602	$2,225,901	$(1,337,572)	$(334,393)

Denominator:
Weighted-average shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000
Basic and diluted net income (loss) per share	$0.15	$0.15	$(0.02)	$(0.02)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — IPO

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

Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (excluding any issuance of forward purchase warrants) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s initial shareholders or their affiliate, without taking into account any founder shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the IPO and the sale of the forward purchase units), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share, subject to adjustment, for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant; upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined below) of Class A ordinary shares except as otherwise described below; and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share, subject to adjustment, for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, subject to adjustment, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding warrants sold as part of the Units in our IPO (whether they are were purchased in our IPO or thereafter in the open market) (the “Public Warrants”), as described above.

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

Promissory Note — Related Party

On October 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 21, 2020, the Company had borrowed $222,583 under the promissory note. The promissory note from the Sponsor was paid in full on December 22, 2020 , and the unsecured promissory note is no longer available to the Company. As of March 31, 2022 and December 31, 2021 no amounts were outstanding under the unsecured promissory note.

Due to Related Parties

The balance of $155,161 and $125,161, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of March 31, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, the Company incurred $30,000 of administrative services under this arrangement, of which such amounts are recorded as accrued expenses in the condensed balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $789 in cash and $575,237,787 and $575,189,663, respectively, in a mutual fund invested in U.S. Treasury Securities and U.S. Treasury Securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$789	$789	$-	$-
U.S. Treasury Securities held in Trust Account	575,237,787	575,237,787	-	-
	$575,238,576	$575,238,576	$-	$-
Liabilities:
Private Placement Warrants	$2,430,000	$-	$2,430,000	$-
Public Warrants	5,175,000	5,175,000	-	-
Forward Purchase Warrants	1,800,000	-	1,800,000	-
Warrant Liability	$9,405,000	$5,175,000	$4,230,000	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$789	$789	$-	$-
U.S. Treasury Securities held in Trust Account	575,189,663	575,189,663	-	-
	$575,190,452	$575,190,452	$-	$-
Liabilities:
Private Placement Warrants	$5,373,000	$-	$5,373,000	$-
Public Warrants	11,442,500	11,442,500	-	-
Forward Purchase Warrants	3,980,000	-	3,980,000	-
Warrant Liability	$20,795,500	$11,442,500	$9,353,000	$-

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets which includes the Forward Purchase Warrants. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s statements of operations.

The mid-point of the Forward Purchase Agreement ($200 million) has been used as an estimate for the purpose of deriving the associated Forward Purchase Warrant liability; this estimate is reassessed at each reporting period.

Warrant Liability

At March 31, 2022 and December 31, 2021, the Company’s warrants liability was valued at $9,405,000 and $20,795,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Measurement

The Company established the initial fair value for the Warrants on December 16, 2020, the date of the Company’s IPO, using a Monte Carlo simulation model for the Public warrants, and the Black-Sholes Model for Private Placement Warrants and Forward Purchase Warrants based on their relative fair values at the initial measurement date. The Private Placement Warrants and Forward Purchase Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2021, the Company changed the classification of the Private Warrants and Forward Purchase Warrants from Level 3 to Level 2 investments.  The change in the classification of the Private Placement Warrants and Forward Purchase Warrants was due to the use of an observable quoted price in active markets for Public Warrants. They are now Level 2.

Subsequent Measurement

As of March 31, 2022, the Public warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1, Level 2, and Level 3 inputs for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$30,461,667
Transfer of Public Warrants to - Level 1 (February 5, 2021)	(16,675,000)
Transfer of Private Placement Warrants and Forward Purchase Warrants to Level 2 (September 30, 2021)	(13,786,667)
Derivative warrant liabilities at December 31, 2021 - Level 3	$-

There were no transfers to/from Levels 1, 2, and 3 in the period ended March 31, 2022.

Note 7 — Commitments

Registration Rights

The holders of (i) the founder shares, (ii) the Private Placement Warrants, the forward purchase warrants which will be issued in a private placement concurrently with the closing of the Company’s initial Business Combination and the Class A ordinary shares underlying such Private Placement Warrants and forward purchase securities and (iii) Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on December 16, 2020. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

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

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At March 31, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any Business Combination target with respect to an initial Business Combination with us. While we may pursue an initial Business Combination target in any industry, we intend to focus our search on global technology, software and FinTech opportunities businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO, the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (including the sale of the forward purchase units and pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors, including the forward purchase warrants:

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO, and, since the closing of the IPO, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $11,129,503, which consisted of $11,390,500 in unrealized gain on change in fair value of warrants, $48,124 other income earned from investments held in the Trust Account and $5 from bank interest, offset by $309,126 in general and administrative expenses.

For the three months ended March 31, 2021, we had net loss of $1,671,965, which consisted of $166,873 in general and administrative expenses and $1,585,000 in unrealized loss on change in fair value of warrants, offset by $79,888 other income earned from investments held in the Trust Account and $20 from bank interest.

Liquidity, Capital Resources, and Going Concern Consideration

Our liquidity needs have been satisfied prior to the completion of the IPO through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor and $300,000 in loans from our Sponsor, amount which has been paid in full on December 22, 2020.

The net proceeds of $575,000,000 from the sale of the Units in the IPO and the sale of the Private Placement Warrants are held in the Trust Account, which includes the deferred underwriting commissions of $20,125,000, are held in the Trust Account and are invested or bear interest since January 1, 2021. The proceeds are only invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

At March 31, 2022, we had cash of $113,055 outside of the Trust Account and accounts payable and accrued expenses of $435,869. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We expect our primary liquidity requirements during that period to include approximately $500,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $75,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq and other regulatory fees; $75,000 for consulting, travel and miscellaneous expenses incurred during the search for a business combination target; and approximately $35,000 for general working capital that will be used for miscellaneous expenses and reserves. We are paying our Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in us not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account and from the proceeds of the sale of the forward purchase units or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

In addition, following our initial Business Combination, if the cash is insufficient, we may need to obtain additional financing in order to meet our obligations. However, the Company is now less than 12 months from its mandatory liquidation date of December 21, 2022. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation as well as our liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, December 21, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The underwriters of the IPO are entitled to a deferred underwriting commission of $0.35 per unit, or $20,125,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete a business combination.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815,“Derivatives and Hedging,” (ASC “815”), “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

We account for our Public Warrants and Private Placement Warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 8 to the financial statements included elsewhere in this Form 10-K) in accordance with ASC Topic 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statements of operations.

Offering Costs Associated with the IPO

We comply with the requirements of FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

Each of the 57,500,000 Units sold in the IPO consists of one Class A ordinary share and one-third of one redeemable warrant. The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act, is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarter Report, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Securities Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

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

Use of Proceeds

On December 21, 2020, we consummated our IPO of 57,500,000 Units, including the issuance of 7,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $575,000,000. UBS Securities LLC and Citigroup Global Markets Inc. acted as book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251036). The SEC declared the registration statement effective on December 16, 2020.

Simultaneously with the consummation of the IPO, we consummated the private placement of 9,000,000 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $13,500,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants sold as part of the Units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the IPO and private placement of Private Placement Warrants, $575,000,000 was placed in a trust account (the “Trust Account”).

We paid a total of $11,500,000 in underwriting fees and $587,884 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $20,125,000 in underwriting fees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

SCION TECH GROWTH I

Date: May 20, 2022	/s/ Kunal Gullapalli
	Name:	Kunal Gullapalli
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)