Form 10-Q
period 2022-06-30
ScION Tech Growth I
filed 2022-08-10
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$34,275	$283,409
Prepaid assets	266,938	461,986
Total current assets	301,213	745,395

Marketable Securities held in Trust Account	576,177,109	575,190,452
Total Assets	$576,478,322	$575,935,847

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$275,194	$228,314
Due to related party	185,161	125,161
Total current liabilities	460,355	353,475
Non-current Liabilities
Warrant liability	4,702,500	20,795,500
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	25,287,855	41,273,975

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021	576,177,109	575,190,452

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 57,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(24,988,080)	(40,530,018)
Total shareholders’ deficit	(24,986,642)	(40,528,580)
Total Liabilities and Shareholders’ Deficit	$576,478,322	$575,935,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$241,943	$262,023	$551,069	$428,896
Loss from operations	(241,943)	(262,023)	(551,069)	(428,896)

Other income (expense):
Bank interest income	2	10	7	30
Change in fair value of warrants	4,702,500	(4,528,333)	16,093,000	(6,113,333)
Trust interest income	938,533	29,975	986,657	109,863
Total other income (expense), net	5,641,035	(4,498,348)	17,079,664	(6,003,440)

Net income (loss)	$5,399,092	$(4,760,371)	$16,528,595	$(6,432,336)

Weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000	57,500,000	57,500,000
Basic and diluted net income (loss) per share, Class A ordinary share	$0.08	$(0.07)	$0.23	$(0.09)

Weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.08	$(0.07)	$0.23	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	14,375,000	$1,438	$—	$(40,530,018)	$(40,528,580)

Net income	—	—	—	—	—	11,129,503	11,129,503

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(48,124)	(48,124)

Balance as of March 31, 2022	—	$—	14,375,000	$1,438	$—	$(29,448,639)	$(29,447,201)

Net income	—	—	—	—	—	5,399,092	5,399,092

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(938,533)	(938,533)

Balance as of June 30, 2022	—	$—	14,375,000	$1,438	$—	$(24,988,080)	$(24,986,642)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	14,375,000	$1,438	$—	$(49,186,779)	$(49,185,341)

Net loss	—	—	—	—	—	(1,671,965)	(1,671,965)

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(79,888)	(79,888)

Balance as of March 31, 2021	—	$—	14,375,000	$1,438	$—	$(50,938,632)	$(50,937,194)

Net loss	—	—	—	—	—	(4,760,371)	(4,760,371)

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(29,975)	(29,975)

Balance as of June 30, 2021	—	$—	14,375,000	$1,438	$—	$(55,728,978)	$(55,727,540)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$16,528,595	$(6,432,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Marketable Securities held in Trust Account	(986,657)	(109,863)
Change in fair value of warrant liabilities	(16,093,000)	6,113,333
Changes in current assets and current liabilities:
Prepaid assets	195,048	196,048
Due to related party	60,000	60,000
Accrued offering costs and expenses	46,880	(881,953)
Net cash used in operating activities	(249,134)	(1,054,771)

Net change in cash	(249,134)	(1,054,771)
Cash, beginning of the period	283,409	1,425,919
Cash, end of the period	$34,275	$371,148

Supplemental disclosure of noncash investing and financing activities:
Remeasurement in value of ordinary share subject to possible redemption	$986,657	$109,863

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2022, the Company had cash outside the Trust Account of $34,275 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, no amounts were withdrawn from the Trust Account.

Through June 30, 2022, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $222,583 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on December 22, 2020, and the unsecured promissory note is no longer available to the Company. As of June 30, 2022 and December 31, 2021 no amounts were outstanding under the unsecured promissory note.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

Securities held in Trust Account are invested in a mutual fund invested in U.S. Treasury Securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of securities held in Trust Account are determined using available market information.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$4,319,274	$1,079,818	$(3,808,297)	(952,074)	$13,222,876	$3,305,719	$(5,145,869)	$(1,286,467)
Denominator:
Weighted-average shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.07)	$(0.07)	$0.23	$0.23	$(0.09)	$(0.09)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Promissory Note — Related Party

On October 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 21, 2020, the Company had borrowed $222,583 under the promissory note. The promissory note from the Sponsor was paid in full on December 22, 2020, and the unsecured promissory note is no longer available to the Company. As of June 30, 2022 and December 31, 2021 no amounts were outstanding under the unsecured promissory note.

Due to Related Parties

The balance of $185,161 and $125,161, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of June 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative services under this arrangement, of which such amounts are recorded as accrued expenses in the condensed balance sheets. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of administrative services under this arrangement, of which such amounts are recorded as accrued expenses in the condensed balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, investment in the Company’s Trust Account was $576,177,109 and $575,190,452, respectively, in a mutual fund invested in U.S. Treasury Securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:

Marketable Securities held in Trust Account	576,177,109	576,177,109	-	-
	$576,177,109	$576,177,109	$-	$-
Liabilities:
Private Placement Warrants	$1,215,000	$-	$1,215,000	$-
Public Warrants	2,587,500	2,587,500	-	-
Forward Purchase Warrants	900,000	-	900,000	-
Warrant Liability	$4,702,500	$2,587,500	$2,115,000	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:

Marketable Securities held in Trust Account	575,190,452	575,190,452	-	-
	$575,190,452	$575,190,452	$-	$-
Liabilities:
Private Placement Warrants	$5,373,000	$-	$5,373,000	$-
Public Warrants	11,442,500	11,442,500	-	-
Forward Purchase Warrants	3,980,000	-	3,980,000	-
Warrant Liability	$20,795,500	$11,442,500	$9,353,000	$-

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

Warrant Liability

At June 30, 2022 and December 31, 2021, the Company’s warrants liability was valued at $4,702,500 and $20,795,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement

As of June 30, 2022, the Public warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public warrants.

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

There were no transfers to/from Levels 1, 2, and 3 in the period ended June 30, 2022.

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

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At June 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On July 22nd the Sponsor agreed to loan the Company $70,000 to meet operating expenses. Besides the aforementioned loan, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO, and, since the closing of the IPO, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of $5,399,092, which consisted of $4,702,500 in unrealized gain on change in fair value of warrants, $938,533 other income earned from investments held in the Trust Account and $2 from bank interest, offset by $241,943 in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $16,528,595, which consisted of $16,093,000 in unrealized gain on change in fair value of warrants, $986,657 other income earned from investments held in the Trust Account and $7 from bank interest, offset by $551,069 in general and administrative expenses.

For the three months ended June 30, 2021, we had net loss of $4,760,371, which consisted of $262,023 in general and administrative expenses and $4,528,333 in unrealized loss on change in fair value of warrants, offset by $29,975 other income earned from investments held in the Trust Account and $10 from bank interest.

For the six months ended June 30, 2021, we had net loss of $6,432,336, which consisted of $428,896 in general and administrative expenses and $6,113,333 in unrealized loss on change in fair value of warrants, offset by $109,863 other income earned from investments held in the Trust Account and $30 from bank interest.

Liquidity, Capital Resources, and Going Concern Consideration

Our liquidity needs have been satisfied prior to the completion of the IPO through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor and $300,000 in loans from our Sponsor, amount which has been paid in full on December 22, 2020.

The net proceeds of $575,000,000 from the sale of the Units in the IPO and the sale of the Private Placement Warrants are held in the Trust Account, which includes the deferred underwriting commissions of $20,125,000, are held in the Trust Account and are invested or bear interest since December 21, 2020. The proceeds are only invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

At June 30, 2022, we had cash of $34,275 outside of the Trust Account and accounts payable and accrued expenses of $275,194. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Warrant Liabilities

We account for our Public Warrants, Private Placement Warrants, and Forward Purchase Warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 8 to the financial statements included elsewhere in this Form 10-K) in accordance with ASC Topic 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statements of operations.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

In connection with the preparation of this Quarter Report, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Securities Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

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

SCION TECH GROWTH I

Date: August 10, 2022	/s/ Kunal Gullapalli
	Name:	Kunal Gullapalli
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)