Form 10-K/A
period 2021-12-31
ScION Tech Growth I
filed 2022-08-22
CIK 1828985

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

Auditor Firm id: Auditor Name: Marcum LLP Auditor Location: New York, New York PCAOB ID Number: 688

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

ScION Tech Growth I (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 15, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed in the Original 10-K. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Item 15. Exhibits, Financial Statement Schedules.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed as part of this Amendment No.1 to the Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2022	SCION TECH GROWTH I

	By:	/s/ Mathew J. Cestar
		Name:	Mathew J. Cestar
		Title:	Chief Executive Officer and Director

2