Form 10-Q
period 2022-09-30
ScION Tech Growth I
filed 2022-11-18
CIK 1828985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$29,911	$283,409
Prepaid assets	126,962	461,986
Total current assets	156,873	745,395

Marketable Securities held in Trust Account	579,264,855	575,190,452
Total Assets	$579,421,728	$575,935,847

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$257,954	$228,314
Promissory note	69,499	—
Due to related party	215,161	125,161
Total current liabilities	542,614	353,475
Non-current Liabilities
Warrant liability	1,045,000	20,795,500
Deferred underwriting discount	20,125,000	20,125,000
Total liabilities	21,712,614	41,273,975

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 57,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021	579,264,855	575,190,452

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 57,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(21,557,179)	(40,530,018)
Total shareholders’ deficit	(21,555,741)	(40,528,580)
Total Liabilities and Shareholders’ Deficit	$579,421,728	$575,935,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$226,601	$194,853	$777,670	$623,749
Loss from operations	(226,601)	(194,853)	(777,670)	(623,749)

Other income:
Bank interest income	2	9	9	39
Change in fair value of warrants	3,657,500	9,753,333	19,750,500	3,640,000
Trust dividend and interest income	3,087,746	49,114	4,074,403	158,977
Total other income	6,745,248	9,802,456	23,824,912	3,799,016

Net income	$6,518,647	$9,607,603	$23,047,242	$3,175,267

Weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000	57,500,000	57,500,000
Basic and diluted net income per share, Class A ordinary share	$0.09	$0.13	$0.32	$0.04

Weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary share	$0.09	$0.13	$0.32	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	14,375,000	$1,438	$—	$(40,530,018)	$(40,528,580)

Net income	—	—	—	—	—	11,129,503	11,129,503

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(48,124)	(48,124)

Balance as of March 31, 2022	—	—	14,375,000	1,438	—	(29,448,639)	(29,447,201)

Net income	—	—	—	—	—	5,399,092	5,399,092

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(938,533)	(938,533)

Balance as of June 30, 2022	—	—	14,375,000	1,438	—	(24,988,080)	(24,986,642)

Net income	—	—	—	—	—	6,518,647	6,518,647

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,087,746)	(3,087,746)

Balance as of September 30, 2022	—	$—	14,375,000	$1,438	$—	$(21,557,179)	$(21,555,741)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	14,375,000	$1,438	$—	$(49,186,779)	$(49,185,341)

Net loss	—	—	—	—	—	(1,671,965)	(1,671,965)

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(79,888)	(79,888)

Balance as of March 31, 2021	—	—	14,375,000	1,438	—	(50,938,632)	(50,937,194)

Net loss	—	—	—	—	—	(4,760,371)	(4,760,371)

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(29,975)	(29,975)

Balance as of June 30, 2021	—	—	14,375,000	1,438	—	(55,728,978)	(55,727,540)

Net income	—	—	—	—	—	9,607,603	9,607,603

Remeasurement in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(49,114)	(49,114)

Balance as of September 30, 2021	—	$—	14,375,000	$1,438	$—	$(46,170,489)	$(46,169,051)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$23,047,242	$3,175,267
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Marketable Securities held in Trust Account	(4,074,403)	(158,977)
Change in fair value of warrant liabilities	(19,750,500)	(3,640,000)
Changes in current assets and current liabilities:
Prepaid assets	335,024	335,741
Due to related party	90,000	90,000
Accrued offering costs and expenses	29,640	(930,162)
Net cash used in operating activities	(322,997)	(1,128,131)

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	69,499	—
Net cash provided by financing activities	69,499	—

Net change in cash	(253,498)	(1,128,131)
Cash, beginning of the period	283,409	1,425,919
Cash, end of the period	$29,911	$297,788

Supplemental disclosure of noncash investing and financing activities:
Remeasurement in value of ordinary share subject to possible redemption	$4,074,403	$158,977

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and going concern

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is ScION 1 Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on December 16, 2020 (the “Effective Date”). On December 21, 2020, the Company consummated the IPO of 57,500,000 units, including the issuance of 7,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000, which is discussed in Note 3.

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

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2022, the Company had cash outside the Trust Account of $29,911 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, no amounts were withdrawn from the Trust Account.

Through September 30, 2022, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $222,583 (the “October 2020 Promissory Note”) (see Note 5), the net proceeds from the consummation of the Private Placement not held in the Trust Account, and the July 2022 Promissory Note (as such term is defined in this paragraph). On July 25, 2022, the Sponsor agreed to lend the Company $69,499 for working capital purposes pursuant to a promissory note (the “July 2022 Promissory Note”), which is non-interest bearing and payable upon completion of the Company’s initial Business Combination. As of September 30, 2022 the Company had drawn $69,499 under the July 2022 Promissory Note. The October 2020 Promissory Note was paid in full on December 22, 2020 and is no longer available to the Company.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

The Company has decided to apply the first method above. As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$575,000,000
Less:
Proceeds allocated to Public Warrants	(14,566,667)
Class A ordinary shares issuance costs	(31,396,824)
Plus:
Remeasurement of carrying value to redemption value	46,153,943
Class A ordinary shares subject to possible redemption, December 31, 2021	$575,190,452
Plus:
Remeasurement of carrying value to redemption value	4,074,403
Class A ordinary shares subject to possible redemption, September 30, 2022	$579,264,855

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,214,918	$1,303,729	$7,686,082	1,921,521	$18,437,793	$4,609,448	$2,540,214	$635,053
Denominator:
Weighted-average shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000
Basic and diluted net income per share	$0.09	$0.09	$0.13	$0.13	$0.32	$0.32	$0.04	$0.04

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Promissory Notes — Related Party

On October 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 21, 2020, the Company had borrowed $222,583 under the October 2020 Promissory Note. The October 2020 Promissory Note from the Sponsor was paid in full on December 22, 2020, and is no longer available to the Company.

On July 25 2022, the Sponsor agreed to lend the Company $69,499 for working capital purposes pursuant to the July 2022 Promissory Note.

Due to Related Parties

The balance of $215,161 and $125,161, respectively, represents the amount accrued for the administrative support services provided by Sponsor as of September 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative services under this arrangement, of which such amounts are recorded as accrued expenses in the condensed balance sheets. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 of administrative services under this arrangement, of which such amounts are recorded as accrued expenses in the condensed balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6 — Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, investment in the Company’s Trust Account was $579,264,855 and $575,190,452, respectively, in a mutual fund invested in U.S. Treasury Securities. The Company’s securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on Securities held in Trust Account in the accompanying statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	579,264,855	579,264,855	-	-
	$579,264,855	$579,264,855	$-	$-
Liabilities:
Private Placement Warrants	$270,000	$-	$270,000	$-
Public Warrants	575,000	575,000	-	-
Forward Purchase Warrants	200,000	-	200,000	-
Warrant Liability	$1,045,000	$575,000	$470,000	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	575,190,452	575,190,452	-	-
	$575,190,452	$575,190,452	$-	$-
Liabilities:
Private Placement Warrants	$5,373,000	$-	$5,373,000	$-
Public Warrants	11,442,500	11,442,500	-	-
Forward Purchase Warrants	3,980,000	-	3,980,000	-
Warrant Liability	$20,795,500	$11,442,500	$9,353,000	$-

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

Warrant Liability

At September 30, 2022 and December 31, 2021, the Company’s warrants liability was valued at $1,045,000 and $20,795,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Subsequent Measurement

As of September 30, 2022, the Public warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public warrants.

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

There were no transfers to/from Levels 1, 2, and 3 in the period ended September 30, 2022.

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

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 57,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,875,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on December 21, 2020, the 1,875,000 shares were no longer subject to forfeiture. At September 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO, and, since the closing of the IPO, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $6,518,647, which consisted of $3,657,500 in unrealized gain on change in fair value of warrants, $3,087,746 interest income earned from investments held in the Trust Account and $2 from bank interest, offset by $226,601 in operating costs.

For the nine months ended September 30, 2022, we had net income of $23,047,242, which consisted of $19,750,500 in unrealized gain on change in fair value of warrants, $4,074,403 interest income earned from investments held in the Trust Account and $9 from bank interest, offset by $777,670 in operating costs.

For the three months ended September 30, 2021, we had net income of $9,607,603, which consisted of $194,853 in operating costs and $9,753,333 in unrealized gain on change in fair value of warrants, $49,114 interest income earned from investments held in the Trust Account and $9 from bank interest.

For the nine months ended September 30, 2021, we had net income of $3,175,267, which consisted of $623,749 in operating costs and $3,640,000 in unrealized gain on change in fair value of warrants, $158,977 interest income earned from investments held in the Trust Account and $39 from bank interest.

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

At September 30, 2022, we had cash of $29,911 outside of the Trust Account and accounts payable and accrued expenses of $257,954. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815,”Derivatives and Hedging,” (ASC “815”), “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In connection with the preparation of this Quarter Report, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Securities Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

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

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to complete an initial Business Combination since such initial Business Combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

The Sponsor is controlled by two individuals, one of whom is a non-U.S. person. Mr. Andrea Pignataro and Mr. Mathew J. Cestar are the managers of the Sponsor and share voting and dispositive power over the securities held directly by the Sponsor. As a result, each of Messrs. Pignataro and Cestar may be deemed to have or share beneficial ownership of the securities held directly by the Sponsor. Mr. Pignataro is an Italian citizen.

For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial Business Combination, require conditions with respect to such initial Business Combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial Business Combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on December 21, 2020 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 23 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or December 16, 2022, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

SCION TECH GROWTH I

Date: November 18, 2022	/s/ Kunal Gullapalli
	Name:	Kunal Gullapalli
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)